Form 10-Q
period 2010-09-30
Campbell Global Trend Fund, L.P.
filed 2010-11-15
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________
Commission File number: 333-166321
CAMPBELL GLOBAL TREND FUND, L.P.
(Exact name of registrant as specified in charter)

Delaware	27-1412568

(State of Organization)	(IRS Employer Identification Number)
2850 Quarry Lake Drive
Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)
(410) 413-2600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Schedule of Investments as of September 30, 2010 (Unaudited)	3
Statement of Financial Condition as of September 30, 2010 (Unaudited)	4
Statement of Operations for the Three Months Ended September 30, 2010 and Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)	5
Statement of Cash Flows for the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)	6
Statement of Changes in Partners’ Capital (Net Asset Value) for the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)	7
Financial Highlights for the Three Months Months Ended September 30, 2010 and Period June 1, 2010 (inception of trading) through September 30, 2010 (Unaudited)	8-9
Notes to Financial Statements (Unaudited)	10-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-25
Item 3. Quantitative and Qualitative Disclosure About Market Risk	25-30
Item 4T. Controls and Procedures	30
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	31
SIGNATURES	32
CERTIFICATIONS
EX-31.01
EX-31.02
EX-32.01
EX-32.02

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2010 (Unaudited)
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$149,695	0.94%
Energy	18,040	0.11%
Metals	248,675	1.55%
Stock indices	39,991	0.25%
Short-term interest rates	77,698	0.49%
Long-term interest rates	128,892	0.81%

Total long futures contracts	662,991	4.15%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Energy	(29,579)	(0.19)%
Metals	(30,790)	(0.19)%
Stock indices	(900)	(0.01)%

Total short futures contracts	(61,269)	(0.39)%

Total futures contracts	$601,722	3.76%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$847,027	5.30%
Various short forward currency contracts	(492,784)	(3.08)%

Total forward currency contracts	$354,243	2.22%

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENT OF FINANCIAL CONDITION
September 30, 2010 (Unaudited)

September 30,
2010
ASSETS
Equity in broker trading accounts
Cash	$2,131,282
Restricted cash	1,824,034
Net unrealized gain on open futures contracts	601,722

Total equity in broker trading accounts	4,557,038

Cash and cash equivalents	11,289,552
Net unrealized gain on open forward currency contracts	354,243
Interest receivable	350
Other assets	100,092

Total assets	$16,301,275

LIABILITIES
Accounts payable	$23,821
Advisory fee	27,109
General partner fee	13,555
Broker-dealer custodial fee	3,419
Performance fee payable	241,578
Accrued commissions and other trading fees on open contracts	1,891
Offering costs payable	6,778

Total liabilities	318,151

PARTNERS’ CAPITAL (Net Asset Value)

Class A (USD) Units — Redeemable
General Partner — 7,500.072 units outstanding at September 30, 2010	7,962,958

Limited Partner — 4.883 units outstanding at September 30, 2010	5,184

Class C (USD) Units — Redeemable
General Partner — 7,500.072 units outstanding at September 30, 2010	8,004,982

Limited Partner — 9.369 units outstanding at September 30, 2010	10,000

Total partners’ capital (Net Asset Value)	15,983,124

Total liabilities and partners’ capital (Net Asset Value)	$16,301,275

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2010 and the Period April 6, 2010 (inception) through September 30, 2010
(Unaudited)

	Three Months Ended	Period April 6, 2010 (inception) through
	September 30,	September 30,
	2010	2010 (1)
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$810,544	$722,933
Change in unrealized	276,787	601,722
Brokerage commissions	(11,611)	(19,957)

Net gain (loss) from futures trading	1,075,720	1,304,698

Forward currency trading gains (losses)
Realized	(130,920)	(184,777)
Change in unrealized	585,994	354,243
Brokerage commissions	(366)	(507)

Net gain (loss) from forward currency trading	454,708	168,959

Total net trading gain (loss)	1,530,428	1,473,657

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,207	1,706

Total investment income	1,207	1,706

Expenses
Advisory fee	77,410	102,284
General partner fee	38,706	51,143
Sales fee	37,508	50,008
Broker-dealer custodial fee	9,658	12,766
Performance fee	241,578	241,578
Operating expenses	16,976	24,033
Organizational expenses	7,074	10,184

Total expenses	428,910	491,996

Net investment income (loss)	(427,703)	(490,290)

NET INCOME (LOSS)	$1,102,725	$983,367

NET INCOME (LOSS) PER PARTNERS’ CAPITAL (based on weighted average number of units outstanding during the period)
Class A (USD)	$71.54	$62.76

Class C (USD)	$75.48	$68.35

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL PARTNER AND LIMITED PARTNER UNIT

Class A (USD)	$70.72	$61.72

Class C (USD)	$74.64	$67.32

(1)	The amounts shown are for the period June 1, 2010 (inception of trading) through September 30, 2010.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENT OF CASH FLOWS
For the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

Period April 6, 2010 (inception)
through September 30,
2010
Cash flows from operating activities
Net income	$983,367
Adjustments to reconcile net income to net cash for operating activities
Net change in unrealized	(955,965)
Increase in restricted cash	(1,824,034)
Increase in interest receivable	(350)
Increase in other assets	(100,092)
Increase in accounts payable and accrued expenses	311,373

Net cash for operating activities	(1,585,701)

Cash flows from financing activities
Addition of units	15,017,144
Redemption of units	(2,000)
Offering costs paid	(8,609)

Net cash from financing activities	15,006,535

Net increase in cash and cash equivalents	13,420,834

Cash and cash equivalents
Beginning of period	0

End of period	$13,420,834

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$2,131,282
Cash and cash equivalents	11,289,552

Total end of period cash and cash equivalents	$13,420,834

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

	Partners’ Capital — Class A
	General Partner		Limited Partner		Total
	Units	Amount	Units	Amount	Units	Amount

Balances at April 6, 2010 (inception)	1.000	$1,000	0.000	$0	1.000	$1,000
Additions	7,500.072	7,500,072	4.883	5,000	7,504.955	7,505,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Net income for the period ended September 30, 2010		470,559		186		470,745
Offering costs		(7,673)		(2)		(7,675)

Balances at September 30, 2010	7,500.072	$7,962,958	4.883	$5,184	7,504.955	$7,968,142

Net Asset Value per General and Limited Partners’ Unit — Class A

September 30, 2010	April 6, 2010
$1,061.72	$1,000.00

	Partners’ Capital — Class C
	General Partner		Limited Partner		Total
	Units	Amount	Units	Amount	Units	Amount

Balances at April 6, 2010 (inception)	1.000	$1,000	0.000	$0	1.000	$1,000
Additions	7,500.072	7,500,072	9.369	10,000	7,509.441	7,510,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Net income for the period ended September 30, 2010		512,622		0		512,622
Offering costs		(7,712)		0		(7,712)

Balances at September 30, 2010	7,500.072	$8,004,982	9.369	$10,000	7,509.441	$8,014,982

Net Asset Value per General and Limited Partners’ Unit — Class C

September 30, 2010	April 6, 2010
$1,067.32	$1,000.00

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
FINANCIAL HIGHLIGHTS
For the Three Months ended September 30, 2010 and the Period June 1, 2010 (inception of trading through September
30, 2010

(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for Class A for the three months ended September 30, 2010 and the period June 1, 2010 (inception of trading) through September 30, 2010. This information has been derived from information presented in the unaudited financial statements.

		Period June 1, 2010
		(inception of trading)
	Three Months Ended	through
	September 30, 2010	September 30, 2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$991.00	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	101.82	98.03
Net investment income (loss) (1)	(30.28)	(35.29)

Total net income (loss) from operations	71.54	62.74

Offering costs (1)	(0.82)	(1.02)

Net asset value per unit at end of period	$1,061.72	$1,061.72

Total Return (3)	7.14%	6.17%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (4)	5.91%	5.94%
Performance fee (3)	1.52%	1.53%

Total expenses (3)	7.43	7.47

Net investment income (loss) (2,4)	(5.88)%	(5.91)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
FINANCIAL HIGHLIGHTS
For the Three Months ended September 30, 2010 and the Period June 1, 2010 (inception of trading through September 30,
2010

(Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for Class C for the three months ended September 30, 2010 and the period June 1, 2010 (inception of trading) through September 30, 2010. This information has been derived from information presented in the unaudited financial statements.

		Period June 1, 2010
		(inception of trading)
	Three Months Ended	through
	September 30, 2010	September 30, 2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$992.67	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	102.21	98.43
Net investment income (loss) (1)	(26.74)	(30.08)

Total net income (loss) from operations	75.47	68.35

Offering costs (1)	(0.82)	(1.03)

Net asset value per unit at end of period	$1,067.32	$1,067.32

Total Return (3)	7.52%	6.73%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee (4)	3.91%	3.97%
Performance fee (3)	1.65%	1.66%

Total expenses (3)	5.56	5.63

Net investment income (loss) (2,4)	(3.91)%	(3.93)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Fund

Campbell Global Trend Fund, L.P. (the Fund) was formed as a Delaware series limited partnership pursuant to and in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (the Act) on December 1, 2009. The Fund consists of two series (“Series”) – the Global Trend Series (USD) and the Global Trend Series (GLD). The Act provides for the limitation of liability of each Series of the Fund to the debts, liabilities, obligations and expenses of such Series and not those of any other Series or the Fund in general. The Fund operates as a commodity investment pool and engages in the speculative trading of futures and forward currency contracts.
The Global Trend Series (USD) seeks appreciation through trading a diversified portfolio of global futures and currencies pursuant to both traditional trend following and factor based trend following models (the Trend Following Portfolio).
The Global Trend Series (GLD) seeks to provide investors with a gold-denominated exposure to the Trend Following Portfolio. The gold-denominated exposure is achieved by maintaining an exposure to gold by purchasing long positions in gold futures with a value approximately equal to the net asset value of the Series (the Gold Portfolio). The Global Trend Series (GLD) then seeks appreciation through a 100% overlay of the Trend Following Portfolio.
The Global Trend Series (USD) consists of five classes of limited partnership Units: Class A (USD) Units, Class B (USD) Units, Class C (USD) Units, Class D (USD) Units and Class E (USD) Units. Only Class A (USD) Units, Class B (USD) Units, Class C (USD) Units and Class D (USD) Units will be offered. Class E (USD) Units are not being offered for sale but will be issued in exchange for Class A (USD) Units, Class B (USD) Units, Class C (USD) Units and Class D (USD) Units in certain circumstances.
The Global Trend Series (GLD) consists of three classes of limited partnership Units: Class A (GLD) Units, Class B (GLD) Units and Class C (GLD) Units. Only Class A (GLD) Units and Class B (GLD) Units are being offered for sale. Class C (GLD) Units are not being offered for sale but will be issued in exchange for Class A (GLD) Units and Class B (GLD) Units in certain circumstances.
The Fund was initially seeded with $1,000 each in Class A (USD), Class B (USD), Class C (USD), Class D (USD), Class A (GLD) and Class B (GLD) as of April 6, 2010. These amounts were redeemed before the Fund began trading on June 1, 2010. The Global Trend Series (GLD) has yet to commence trading. Therefore, the financial statements presented for the Global Trend Series (USD) are representative of the financial statements of the Campbell Global Trend Fund, L.P. in its entirety, as the Global Trend Series (GLD) has no activity to report as of the date of the financial statements.
B.	Regulation
As a registrant with the Securities and Exchange Commission, the Fund will be subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund will be subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund will be

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Fund trades.
C.	Method of Reporting
The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting — Balance Sheet. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period. Brokerage commissions include other trading fees and are charged to expense when contracts are opened.
For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.
The Fund adopted the provisions of ASC 820, Fair Value Measurements and Disclosures. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund’s exchange-traded futures contracts fall into this category.
Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2010 and for the period April 6, 2010 (inception) through September 30, 2010, the Fund did not have any Level 3 assets or liabilities.
In January 2010, the FASB issued Accounting Standards update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.
The adoption of this guidance did not have a material impact on the Fund’s financial statements.
The following tables set forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2010.

Description	Level 1	Level 2	Level 3	Total
Exchange-traded futures contracts	601,722	0	0	601,722
Forward currency contracts	0	354,243	0	354,243

Total	$601,722	$354,243	$0	$955,965

D.	Cash and Cash Equivalents
Cash and cash equivalents includes cash and overnight money market investments at financial institutions.
E.	Income Taxes
The Fund will prepare calendar year U.S. federal and applicable state information tax returns and report to the partners their allocable shares of the Fund’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner’s respective share of the Fund’s income and expenses as reported for income tax purposes.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months.
F.	Organization and Initial Offering Costs
Organization and initial offering costs were advanced by Campbell & Company, Inc. (Campbell & Company), the general partner. In addition, the general partner will incur all costs in connection with the continuous offering of units of the Fund. Each Class of Units, excluding Class E (USD) and Class C (GLD) , will be charged a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Class of Units’ month-end net asset value (as defined in the Amended Agreement of Limited Partnership) until such amounts are fully reimbursed. The reimbursement is limited to 2.5% of the total subscriptions accepted by the Fund. The Fund will only liable for payment of offering costs on a monthly basis.
If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. The amount of unreimbursed offering costs at September 30, 2010 is $478,117.
G.	Allocations
Income or loss for each Series (prior to calculation of the advisory fee, general partner fee, organization and offering costs, sales fee, broker-dealer custody fee and performance fee) is allocated pro rata for the each Class within the Series. Each Class of Units is then charged the advisory fee, general partner fee, organization and offering costs, sales fee, broker-dealer custody fee and performance fee applicable to such Class of Units.
H.	Foreign Currency Transactions
The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.
Note 2. GENERAL PARTNER AND TRADING ADVISOR
The general partner of the Fund is Campbell & Company, which conducts and manages the business of the Fund. Campbell & Company is also the trading advisor of the Fund. The Amended Agreement of Limited Partnership requires Campbell & Company to maintain a capital account in each Series equal to 1% of the net aggregate capital contributions of all partners in each Series or $25,000 whichever is greater. Additionally, Campbell & Company is required by the Amended Agreement of Limited Partnership to maintain a net worth so long as it acts as general partner equal to at least 5% of the capital contributed by all the limited partnerships for which it acts as general partner, including the Fund. The minimum required net worth shall in no case be less than $50,000 nor shall net worth in excess of $1,000,000 be required.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

Each Class of Units will pay a monthly advisory fee of 1/12 of 2% (2% annualized) and a monthly general partner fee of 1/12 of 1% (1% annualized) of such Class’ month-end net assets to Campbell & Company.
Each Class of Units will pay Campbell & Company a quarterly performance fee equal to 20% of that Class of Units’ aggregate cumulative appreciation (as defined) in the net asset value per Unit, exclusive of appreciation attributable to interest income allocable to such Class of Units, and as adjusted for subscriptions and redemptions, on a cumulative high water mark basis. In determining the performance fee, net assets shall not be reduced by the performance fee being calculated. The performance fee is paid only on profits attributable to each Class of Units outstanding. The performance fee is accrued monthly, paid quarterly and is not subject to any clawback provisions.
Note 3. SALES FEE
The Fund will pay the selling agents for Class A (USD) Units, Class B (USD) Units, and Class A (GLD) Units a sales fee of 2% of the subscription amount of each subscription for Class A (USD) Units, Class B (USD) Units, and Class A (GLD) Units. In addition, commencing thirteen months after the sale of Units and in return for providing ongoing services to the limited partners, the Fund will pay those selling agents (or their assignees) up to 1/12 of 2% (2% annually) of the month-end net asset value of Class A (USD) Units, Class B (USD) Units, and Class A (GLD) Units.
The amount paid to selling agents on Class A (USD) Units, Class B (USD) Units and Class A (GLD) Units sold will not exceed 8.0% of the gross offering proceeds of the Class A (USD) Units and Class A (GLD) Units and 9.0% of the gross offering proceeds of the Global Trend Fund Class B (USD) Units sold.
Note 4. BROKER-DEALER CUSTODY FEE
Class A (USD) Units, Class C (USD) Units, Class A (GLD) Units, and Class B (GLD) Units will pay a monthly broker-dealer custodial fee of 1/12 of 0.25% (0.25% annually) of each respective Class’ month-end net asset value (as defined) to the selling agents (the firm and not the individual). The total amount paid to the selling agents for such broker-dealer custodial fees per Unit will not exceed 1.0% of the gross offering proceeds of Class A (USD) of Units and Class A (GLD) Units and 6% of the gross offering proceeds of Class C (USD) Units and Class B (GLD) Units.
Note 5. OPERATING EXPENSES
Operating expenses for each Class of Units in each Series are restricted by the Amended Agreement of Limited Partnership to 0.50% per annum of the average month-end net asset value (as defined) of each Class of Units. Any operating expense which exceeds the 0.50% expense cap will be reimbursed by Campbell & Company.
Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

The Fund is not required to make distributions, but may do so at the sole discretion of Campbell & Company. A limited partner may request and receive redemption of units owned, subject to restrictions in the Amended Agreement of Limited Partnership. Units are transferable, but no market exists for their sale and none is expected to develop. Monthly redemptions are permitted upon ten (10) business days advance written notice to Campbell & Company.
Redemption fees apply to Class A (USD) Units, Class B (USD) Units and Class A (GLD) Units through the first twelve month-ends following purchase as follows: 1.833% of net asset value per redeemed Unit through the second month-end, 1.666% of net asset value per redeemed Unit through the third month-end, 1.500% of net asset value per redeemed Unit through the fourth month-end, 1.333% of net asset value per redeemed Unit through the fifth month-end, 1.167% of net asset value per redeemed Unit through the sixth month-end, 1.000% of net asset value per redeemed Unit through the seventh month-end, 0.833% of net asset value per redeemed Unit through the eighth month-end, 0.667% of net asset value per redeemed Unit through the ninth month-end, 0.500% of net asset value per redeemed Unit through the tenth month-end, 0.333% of net asset value per redeemed Unit through the eleventh month-end, 0.167% of net asset value per redeemed Unit through the twelfth month-end. The month-end as of which the Unit is purchased is counted as the first month-end. After the twelfth month-end following purchase of a Class A (USD) Unit, Class B (USD) Unit or Class A (GLD) Unit, no redemption fees apply.
Note 7. TRADING AND RELATED RISKS
The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.
Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with interbank market makers at September 30, 2010 was $565,192 which equals 4% of Net Asset Value. This amount is included in cash and cash equivalents.
The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency typically involves delayed cash settlement.
The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution’s insolvency, recovery of fund assets on deposit may be limited to account insurance or other protection afforded such deposits.
For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. See Note 1. C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives.
The Fund adopted ASC 815 Derivatives and Hedging. ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.
The following tables summarize quantitative information required by ASC 815.
The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2010 is as follows:

			Liability
			Derivative at
	Statement of Financial	Asset Derivative at	September 30,
Type of Instrument	Condition Location	September 30, 2010	2010	Net
Agricultural Contracts	Equity in broker trading accounts	$178,110	$(28,415)	$149,695
Energy Contracts	Equity in broker trading accounts	33,120	(44,659)	(11,539)
Metal Contracts	Equity in broker trading accounts	249,242	(31,357)	217,885
Stock Indices Contracts	Equity in broker trading accounts	83,782	(44,691)	39,091
Short-Term Interest Rate Contracts	Equity in broker trading accounts	112,301	(34,603)	77,698
Long-Term Interest Rate Contracts	Equity in broker trading accounts	161,438	(32,546)	128,892
Forward Currency Contracts	Net unrealized gain on forward currency contracts	859,128	(504,885)	354,243

Totals		$1,677,121	$(721,156)	$955,965

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the three months ended September 30, 2010 and the period April 6 (inception) through September 30, 2010 is as follows:

	Trading Revenue for the Three	Trading Revenue for the Period
	Months Ended September 30,	April 6, 2010 (inception)
Type of Instrument	2010	through September 30, 2010
Agricultural Contracts	$339,660	$326,847
Energy Contracts	(237,715)	(375,625)
Metal Contracts	197,257	189,169
Stock Indices Contracts	76,582	(226,615)
Short-Term Interest Rate Contracts	190,054	386,207
Long-Term Interest Rate Contracts	527,273	1,029,569
Forward Currency Contracts	455,074	169,466

Total	$1,548,185	$1,499,018

	Trading Revenue for the Three	Trading Revenue for the Period
Line Item in the Statement of	Months Ended September 30,	April 6, 2010 (inception)
Operations	2010	through September 30, 2010
Futures trading gains (losses):
Realized	$816,324	$727,830
Change in unrealized	276,787	601,722
Forward currency trading gains (losses):
Realized	(130,920)	(184,777)
Change in unrealized	585,994	354,243

Total	$1,548,185	$1,499,018

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

For the three months ended September 30, 2010 and the period April 6, 2010 (inception) through September 30, 2010, the monthly average of futures contracts bought and sold was approximately 1,125 and 1,300, respectively, and the monthly average of notional value of forward currency contracts was $46,400,000 and $47,800,000, respectively.

Open contracts generally mature within twelve months; as of September 30, 2010, the latest maturity date for open futures contracts is December 2011, the latest maturity date for open forward currency contracts is December 2010. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close open positions. Campbell & Company controls the risk of the Trust’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund’s assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The Partners bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.
Note 8.	INDEMNIFICATIONS
In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.
Note 9.	INTERIM FINANCIAL STATEMENTS
The statement of financial condition, including the condensed schedule of investments, as of September 30, 2010, the statements of operations and financial highlights for the three months ended September 30, 2010 and the period April 6, 2010 (inception) through September 30, 2010 and the statement of cash flows and changes in partners’ capital (Net Asset Value) for the period April 6, 2010 (inception) through September 30, 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2010, the results of operations and financial highlights for the three months ended September 30, 2010 and the period April 6, 2010 (inception) through

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2010 (Unaudited)

September 30, 2010, and cash flows and changes in partners’ capital (Net Asset Value) for the period April 6, 2010 (inception) through September 30, 2010.
Note 10.	SUBSEQUENT EVENTS
Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
The Campbell Global Trend Fund L.P. (“Global Trend Fund” or “the Fund”) was formed as a Delaware series limited partnership on December 1, 2009. The Global Trend Fund issues units of limited partnership interest, which represent units of fractional undivided limited partnership interest in the Global Trend Fund. The Global Trend Fund will continue in existence unless terminated in certain circumstances.
The Global Trend Fund currently consists of two series (“Series”) — the Global Trend Series (USD) and the Global Trend Series (GLD). The general partner has formed the Global Trend Fund as a series limited partnership pursuant to and in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (6 Del. C. § 17-101 et seq., as amended from time to time, the “Act”). The Act provides for the limitation of liability of each Series to the debts, liabilities, obligations and expenses of such Series and not those of any other Series or the Global Trend Fund in general. The Global Trend Series (USD) seeks to provide investors with a U.S. Dollar-denominated exposure to the Campbell Trend Following Portfolio. The Global Trend Series (USD) will trade pursuant to the Campbell Trend Following Portfolio. The Trend Following Portfolio includes both traditional trend following and factor based trend following models. The Campbell Trend Following Portfolio employs the same traditional and factor-based trend following models that the FME Large Portfolio employs, but does not employ the macroeconomic-based models employed by the FME Large Portfolio.
The Global Trend Series (GLD) trades the Trend Following (GLD) Portfolio, which seeks to provide investors with a gold-denominated exposure to the Campbell Trend Following Portfolio. The gold-denominated exposure is achieved by first converting the investors’ U.S. Dollar investment to an exposure to gold by purchasing long positions in gold futures with a value approximately equal to the net asset value of that Series. The Global Trend Series (GLD) then seeks appreciation through a 100% overlay of the Campbell Trend Following Portfolio. The trading advisor will adjust the Global Trend Series (GLD)’s respective allocations to gold and the Trend Following Portfolio at the beginning of each month to reflect additions to and redemptions of Series capital, as well as to reflect profits and losses from the Series’ long gold futures and its futures and currencies trading activities and interest income as of the end of the preceding month so as to maintain a gold futures position with a value approximately equal to the Series’ net asset value at the beginning of each month.
The Global Trend Fund (USD) began trading on June 1, 2010. As of September 30, 2010 the Global Trend Series (GLD) has not commenced trading and does not have any performance history.
As of September 30, 2010, the aggregate capitalization of the Global Trend Fund (USD) was $15,983,124 with Class A (USD) and Class C (USD) comprising $7,968,142 and $8,014,982, respectively, of the total. The Net Asset Value per Unit was $1,061.72 for Class A (USD) and $1,067.32 for Class C (USD). No units have been issued for Class B (USD), Class D (USD) or Class E (USD).

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund’s significant accounting policies are described in Note 1 of the Financial Statements.
The Fund record all investments at fair value in its financial statements, with changes in fair value reported as a component of change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts which are traded in the inter-bank market).
Capital Resources
The selling agents will offer the Fund Units during the initial offering period, and thereafter through the sale of Units offered pursuant to the continuing offering. The Fund does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets, which are not operating capital or assets.
Liquidity
Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.
The entire offering proceeds, without deductions, will be credited to the Fund’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund will meet margin requirements for its trading activities by depositing cash or U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. This does not reduce the risk of loss from trading futures and forward contracts. The Fund will receive all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of the Fund’s assets.
Approximately 10% to 30% of the Fund’s assets will normally be committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets will be maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets will be deposited with over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets will be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Trust’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.
The Trust occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparties, which are met by moving the required portion of the assets held in bank or other brokerage accounts to the account on margin call. The Fund has not needed to liquidate any position as a result of a margin call.
The Fund’s assets will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Off-Balance Sheet Risk
The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund will trade in futures and forward contracts and therefore will be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, as general partner of the Fund (who also acts as trading advisor) minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.
In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.
In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company will trade for the Fund only with those counterparties which it believes to be creditworthy. All positions of the Fund will be valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
The Fund invests in futures and forward currency contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period.
Results of Operations
The return for the period June 1, 2010 (commencement of trading) through September 30, 2010 for Class A was 6.17%. The return for Class C for the period June 1, 2010 (commencement of trading) through September 30, 2010 was 6.73%. During this period, the Fund accrued advisory and general partner fees in the amount of $153,427, and paid advisory and general partner fees in the amount of $112,763. Performance fees were accrued in the amount of $241,578, but no performance fees were paid during this period.
2010
Of the 2010 year-to-date increase of 6.17% for Class A, approximately 9.63% was due to trading gains (before commissions) and approximately 0.01% was due to investment income offset by approximately 3.47% due to advisory fees, general partner fees, sales fee, broker-dealer custodial fees and brokerage fees, incentive fees, operating costs and offering costs borne by Class A.
Of the 2010 year-to-date increase of 6.73% for Class C, approximately 9.63% was due to trading gains (before commissions) and approximately 0.01% was due to investment income offset by approximately 2.91% due to advisory fees, general partner fees, broker-dealer custodial fees, brokerage fees, incentive fees, operating costs and offering costs borne by Class C.
An analysis of the 9.63% trading gain by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	9.57%
Currencies	1.00
Commodities	0.76
Stock Indices	(1.70)

9.63%

In June, the “risk off” trade gave government bonds a bid, which produced healthy gains from long global fixed income positions. Unfortunately, these gains were offset by losses in equity indices, foreign exchange and commodities. Long equity positions suffered from an equity sell off, which primarily stemmed from weaker than expected U.S. and Chinese economic data, negative corporate news and interbank funding concerns in the European region. Foreign exchange trading generated losses primarily from the Fund’s short Swiss Franc position as the currency rallied 7% vs. the U.S. Dollar based on Swiss National Bank comments softening its intervention language. Commodity trading produced minimal losses, largely from our trading in natural gas futures which ended up 3.6% after finally breaking out of a three month range. The oil spill in the Gulf of Mexico has not been a significant factor on short-term price movements but most analysts agree that the real impact will be long-term as the cost of production is almost sure to go higher on the back of tighter regulation.
Catalysts for the equity rally in July hinged on strong economic data out of Europe, positive results from European bank stress tests and an increase in positive sentiment out of China. The S&P 500 and Dow Jones recorded gains of approximately 7% in July, adding another twist to their rollercoaster paths. Small gains were recorded in the European and U.S. equity markets from long positions in stock index futures as over-sold conditions paved the way for a reversal higher. Stocks rallied on better-than-expected second quarter earnings, increased M&A activity, higher dividends and additional buybacks. The Fund experienced losses in commodities, primarily from short positions in crude oil and long positions in precious metals. The correlation between equities and energies remained high and the rally in global equities sparked profit taking, reducing investor demand for gold as a safe haven. The Fund had additional losses in foreign exchange from short positions in the Euro/Yen cross, as the Euro showed renewed signs of life, appreciating more than 4% against the Yen. Losses were offset by gains in equities trading and in short-term fixed income markets from long positions in Eurodollar interest rate futures. Weaker-than-expected U.S. economic data led the market to believe that the Federal Reserve will need to keep interest rates low for an extended period.
The release of the August U.S. Federal Reserve meeting minutes resulted in yet another sell-off of “risk assets,” which helped contribute to the rise in fixed income prices. Yields reached multi-year lows in the U.S., Europe and U.K., resulting in gains from the Trust’s long fixed income positions, especially on the long end of the curve. Smaller gains were realized in the commodity markets, primarily in precious metals. Gold fully retraced July’s corrective sell-off, with its August month-end market value closing several ticks higher than the June close. The Fund’s long gold position benefitted from gold’s safe-haven status, as well as from news out of China, the world’s largest consumer and producer of gold, that they will allow greater access to trading of the metal. The Fund’s long silver position also produced favorable results due to its lock-step trading with gold. Long global equity indices holdings resulted in losses for the month. Weak labor and housing data releases, coupled with the FOMC’s downgrade of its assessment of the U.S. economic outlook, contributed to the poor performance of U.S. market indices. Japanese equities fared worse, as the stubbornly strong Japanese Yen weighs on Japanese exporters. By month-end, the Euro Stoxx 50 lost nearly 4.5%, the S&P 500 fell about 4.75%, and the Japanese Nikkei lost almost 7.5%. Additional losses were recorded in the foreign exchange markets from short positions in the Euro/Yen cross as the Euro appreciated more than 4% against the Japanese Yen. The Euro moved higher against most currencies as investors covered short positions as the Euro showed renewed signs of life.
Asset prices during the month of September were driven by FOMC hinting that the Federal Reserve is ready and willing to undergo a second round of quantitative easing. While the U.S. Dollar and interest rates fell, equities and commodities rose significantly. Commodity trading was the dominant contributor to positive performance for the month, particularly in precious and base metals, grains and soft commodities. Gold prices reached all-time highs, while silver rallied 12% to levels not seen since the early 1980s. Aluminum and nickel prices also posted double-digit increases during the month. Elevated demand and weather-related supply concerns pushed sugar, cotton and corn prices up over 22%,

17% and 10%, respectively. While commodity trading was a strong driver, foreign exchange was also a material contributor to performance, particularly from commodity-linked currencies. The month brought U.S. dollar weakness against all major currencies as investors bet the Federal Reserve would implement a fresh round of asset purchases to jump-start the slowing U.S. economy. Smaller gains were recorded in the equity markets as prices surged higher on fewer concerns of a “double-dip” U.S. recession and a continued increase in M&A activity. Stocks in Asia took the lead, followed by the U.S. and Europe, which lagged due to ongoing sovereign debt level concerns. A portion of the Fund’s gains were offset by losses in fixed income markets as bond prices were extremely volatile during September.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Introduction
Past Results Not Necessarily Indicative of Future Performance
The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.
Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.
The Fund rapidly acquires and liquidates both long and short positions in a wide range of difference markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its futures results.
Standard of Materiality
Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and multiplier features of the Fund’s market sensitive instruments.
Quantifying the Fund’s Trading Value at Risk
Quantitative Forward-Looking Statements
The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section

27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).
The Fund’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Fund estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund’s VaR at a one day 97.5% confidence level of the Fund’s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.
The Fund uses approximately one quarter of daily market data and revalues its portfolio for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily “simulated profit and loss” outcomes. The VaR is the 2.5 percentile of this distribution.
The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The current methodology used to calculate the aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.
The Fund’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange dealer-based instruments. It is also not based on exchange and/or dealer-based maintenance margin requirements.
VaR models, including the Fund’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by the Fund in its daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.
Because the business of the Fund is the speculative trading of futures and forwards, the composition of the Fund’s trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.
The Fund’s Trading Value at Risk in Different Market Sectors
The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2010 and the trading gains/losses by market category for the period June 1, 2010 (commencement of trading) through September 30, 2010.

	September 30, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**
Interest Rates	1.68%	9.57%
Stock Indices	0.67%	(1.70)%
Currencies	0.60%	1.00%
Commodities	0.52%	0.76%

Aggregate/Total	1.92%	9.63%

* — The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.
** — Represents the gross trading for the Trust for the period June 1, 2010 (commencement of trading) through September 30, 2010.
Of the 6.17% year-to-date return, approximately 9.63% was due to trading gains (before commissions) and approximately 0.01% due to investment income offset by approximately 3.47% due to advisory fees, general partner fees, sales fee, broker-dealer custodial fees, brokerage fees, incentive fees, operating costs and offering costs borne by Class A.
Of the 6.73% year-to-date return, approximately 9.63% was due to trading gains (before commissions) and approximately 0.01% due to investment income offset by approximately 2.91% due to advisory fees, general partner fees, broker-dealer custodial fees, brokerage fees, incentive fees, operating costs and offering costs borne by Class C.
Material Limitations of Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
1)	Past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
2)	Changes in portfolio value caused by market movements may differ from those of the VaR model;
3)	VaR results reflect past trading positions while future risk depends on future positions;
4)	VaR using a one day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
5)	The historical market risk factor data for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
VaR is not necessarily representative of historic risk nor should it be used to predict the Fund’s future financial performance or its ability to manage and monitor risk. There can be no assurance that the Fund’s actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than once in 40 trading days.

Non-Trading Risk
The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund may also incur non-trading market risk as a result of investing a portion of its available assets in U.S. Treasury Bills held at the broker and over-the-counter counterparty. The market risk represented by these investments is minimal.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by Campbell & Company for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.
The following were the primary trading risk exposures of the Fund as of September 30, 2010, by market sector.
Currencies
Exchange rate risk can be a significant market exposure of the Fund. The Fund’s currency exposure is to foreign exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future.
Interest Rates
Interest rate risk can be a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Fund for the foreseeable future. Changes in the interest rate environment will have the most impact on longer dated fixed income positions, at points of time throughout the year the majority of the speculative positions held by the Fund may be held in medium to long-term fixed income positions.

Stock Indices
The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, the Netherlands and Taiwan). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.
Energy
The Fund’s primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
The Fund’s metals market exposure is to fluctuations in the price of aluminum, platinum, gold, silver, copper, nickel, and zinc.
Agricultural
The Fund’s agricultural exposure is to the fluctuations in the price of wheat, corn, coffee, cocoa, sugar, soy, hogs, cattle, canola oil and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following were the primary non-trading risk exposures of the Fund as of September 30, 2010.
Foreign Currency Balances
The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).
Qualitative Disclosures Regarding Means of Managing Risk Exposure
The means by which the Fund and Campbell & Company, severally, attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as pre-calculating “stop-loss” points at which systems will signal to close open positions.

General
The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund’s operations.
Item 4. Controls and Procedures
Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
     Note
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	There were no sales of unregistered securities during the quarter ended September 30, 2010.

(b)	Updated information required by Item 701(f) of Regulation S-K:
(1) The use of proceeds information is being disclosed for Registration Statement No. 333-166321 declared effective on August 6, 2010.

(4) (iv) As of September 30, 2010, the Fund sold $5,000 of Class A (USD) Units, and $10,000 of Class C (USD) Units.
(vi) Net offering proceeds to the Fund as of September 30, 2010 were $15,000.

(vii) As of September 30, 2010, the amount of net offering proceeds to the Fund for commodity futures and forward trading in accordance with the Fund’s trading program totaled $15,000.
(c)	There were no redemptions during the quarter ended September 30, 2010.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. (Removed and Reserved).
     None
Item 5. Other Information.
     None
Item 6. Exhibits and Reports.
     (a) Exhibits

Exhibit
Number	Description of Document

31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
     (b) Form 8-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL GLOBAL TREND FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: November 15, 2010	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 – E 3
31.02	Certification by Chief Financial Officer	E 4 – E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

-E 1-