Form 10-K
period 2010-12-31
Campbell Global Trend Fund, L.P.
filed 2011-03-31
CIK 1478220

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the Fiscal Year Ended December 31, 2010
Commission File Number 0-50264 and 2-84126
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________ to __________
CAMPBELL GLOBAL TREND FUND, L.P.
(Exact name of Registrant as specified in its charter)

DELAWARE	333-166321

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
2850 Quarry Lake Drive, Baltimore, Maryland 21209
Registrant’s telephone number, including area code: (410) 413-2600
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Units of Limited Partnership Interest
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The Registrant has no voting stock. As of December 31, 2010 there were 7,514.047 Class A Units and 7,523.284 Class C Units of Limited Partnership Interest issued and outstanding.
Total number of pages 71. Consecutive page numbers on which exhibits commence: 6.

PART I
Item 1. Business
General development of business
     The Campbell Global Trend Fund L.P. (the “Registrant” or “the Fund”) was formed as a Delaware series limited partnership on December 1, 2009. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agricultural values.
     The general partner and trading advisor of the Registrant is Campbell & Company, Inc. (“Campbell & Company”). In addition to making all trading decisions in its capacity as trading advisor, Campbell & Company conducts and manages all aspects of the business and administration of the Registrant in its role as general partner. Campbell & Company uses a systematic trading approach combined with quantitative portfolio management analysis and seeks to identify and profit from price movements in futures and forward markets. Multiple trading models are utilized across most markets traded. Each model analyzes market movements and internal market and price configurations in order to generate signals to be executed through a variety of execution platforms.
     As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Act of 1934. As a commodity investment pool, the Fund is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Fund trades.
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
     The Global Trend Fund (USD) began trading on June 1, 2010. As of December 31, 2010 the Global Trend Series (GLD) has not commenced trading and does not have any performance history. On March 18, 2011, the Fund filed a registration statement with the Securities and Exchange Commission to merge the Global Trend Series (GLD) into the Global Trend Series (USD). As of March 31, 2011, the registration is not yet effective.

     As of December 31, 2010, the aggregate capitalization of the Global Trend Fund (USD) was $16,897,524 with Class A (USD) and Class C (USD) comprising $8,406,469 and $8,491,055, respectively, of the total. The Net Asset Value per Unit was $1,118.77 for Class A (USD) and $1,128.64 for Class C (USD). No units have been issued for Class B (USD), Class D (USD) or Class E (USD).
Financial information about segments
     The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.
Narrative description of business
General
     The purpose of the Fund is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, forward contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto.
     The Global Trend Fund currently consists of two series (“Series”) — the Global Trend Series (USD) and the Global Trend Series (GLD). The Global Trend Series (USD) seeks to provide investors with a U.S. Dollar-denominated exposure to the Campbell Trend Following Portfolio. The Global Trend Series (USD) will trade pursuant to the Campbell Trend Following Portfolio. The Trend Following Portfolio seeks to exploit both the tendency for individual market momentum to persist and the tendency for markets to influence each other by aggregating (either negatively or positively) into independent factor groups. Campbell & Company’s Technical Model Series is based on traditional and alternative trend-following methods to exploit future market moves. A focus of the model series is to equalize exposure to multiple time horizons, trading strategies, asset classes, and signal information. Proper position sizing and risk control is closely monitored. Additional models, markets and/or over-the-counter contracts may also be included or eliminated from time to time in Campbell & Company’s sole discretion without notice to limited partners.
     The Global Trend Series (GLD) trades the Trend Following (GLD) Portfolio, which seeks to provide investors with a gold-denominated exposure to the Campbell Trend Following Portfolio. The gold denominated exposure is achieved by first converting the investors’ U.S. Dollar investment to an exposure to gold by purchasing long positions in gold futures with a value approximately equal to the net asset value of that Series. The Global Trend Series (GLD) then seeks appreciation through a 100% overlay of the Campbell Trend Following Portfolio. The trading advisor will adjust the Global Trend Series (GLD)’s respective allocations to gold and the Trend Following Portfolio at the beginning of each month to reflect additions to and redemptions of Series capital, as well as to reflect profits and losses from the Series’ long gold futures and its futures and currencies trading activities and interest income as of the end of the preceding month so as to maintain a gold futures position with a value approximately equal to the Series’ net asset value at the beginning of each month.
     As of December 31, 2010, the percentage of component risk for each major sector was as follows: 36% to commodities, 24% to stock indices, 23% to currencies, and 17% to interest rates.
Use of Proceeds and Cash Management Income

Subscription Proceeds and Available Assets.
The entire offering proceeds, without deductions, will be credited to the Fund’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund will meet margin requirements for its trading activities by depositing cash or U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund’s assets in U.S. government securities does not reduce the risk of loss from trading futures and forward contracts. The Fund will receive all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of the Fund’s assets.
     Approximately 10% to 30% of the Fund’s assets will normally be committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets will be maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets will be deposited with over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets will be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Fund’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.
     The Fund’s assets will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Cash Manager and Custodian.
     The Fund appointed Wilmington Trust Investment Management LLC, a wholly owned subsidiary of Wilmington Trust Corporation as cash manager (the “Cash Manager”) under the Non-Custody Investment Advisory Agreement dated December 15, 2009. The Fund appointed Horizon Cash Management LLC as cash manager (the “Cash Manager”) under the Investment Advisory Agreement dated December 22, 2010 to manage and control the liquid assets of the Fund. Both Cash Managers are registered as investment advisers with the Securities and Exchange Commission of the United States under the Investment Advisers Act of 1940. The Cash Managers specialize in investments which are predominately short-term in maturity and high grade, high quality in nature with particular emphasis on U.S. Treasury securities and U.S. Government Agencies’ issues. The Fund has terminated the Non-Custody Investment Advisory Agreement appointing Wilmington Trust Investment Management LLC as cash manager, effective December 31, 2010.
     The Fund opened a custodial account at The Northern Trust Company (the “Custodian”), and has granted the Cash Manager a limited power of attorney over such accounts. Such power of attorney gives the Cash Manager authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the general partner to the Fund. Such investments include, but are not limited to, U.S. Treasury securities, securities issued by U.S. Government Agencies, high quality money-market securities and repurchase agreements. All securities purchased by the Cash Manager on behalf of the Fund or other liquid funds of the Fund will be held in its custody account at the custodian. The Cash Manager will have no beneficial or other interest in the securities and cash in such custody account. As of December 31, 2010, no assets were deposited with the custodian.
Market Sectors.
     Campbell & Company’s Trend Following Portfolio trades in a fully diversified portfolio of futures and forwards markets, including energy products (Brent crude, gas oil, heating oil, natural gas, unleaded gasoline and WTI Crude), agricultural products (coffee, corn, cotton and wheat), precious and base metals (aluminum, copper, gold, and zinc), stock market indices (DAX, DJ Euro Stoxx 50, FTSE, Hang Seng, IBEX, MSCI, NASDAQ, Nikkei and S&P 500), interest rates (short-term and long-term) and foreign currencies (majors, minors and cross rates).

Market Types.
     The Fund trades on a variety of United States and foreign futures exchanges. Approximately 50% of the Fund’s trading takes place in the off-exchange highly liquid, institutionally-based currency forward markets. The remaining 50% takes place on futures exchanges.
     As in the case of its market sector allocations, the Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non regulated — differ substantially from time to time, as well as over time, and may change at any time if Campbell & Company determines such change to be in the best interests of the Fund. No one market exceeds 10% of the total portfolio allocation.
Charges
     The following is a description of current charges to the Fund.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Advisory Management/General Partner Fee	All Classes of the Global Trend Fund will pay a monthly (i) advisory fee at the annual rate of 2%; and (ii) general partner fee at the annual rate of 1%, of the net asset value of the respective Class, prior to any accrual for or payment of any advisory fee, general partner fee, performance fee, redemption or subscription during said month. These fees are paid in arrears based on the net asset value of the respective Class as of the end of each month. These fees are paid out of and reduce the net assets attributable to each Class of Units.

Campbell & Company	Performance Fee	All Classes of the Global Trend Fund will pay Campbell & Company a quarterly performance fee equal to 20% aggregate cumulative appreciation in the respective Class’s net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions with the following exception, classes in the Global Trend Series (GLD) will be charged a performance fee only on the trading performance of the Trend Following Series (irrespective of the performance of the long gold futures positions purchased to convert the investors’ U.S. Dollar investment to an exposure to gold).

Campbell & Company	Organizational and Offering Expenses	The Global Trend Fund’s offering expenses will be advanced by Campbell & Company. Reimbursement of the Global Trend Fund’s offering expenses is subject to an annual cap of 0.50% of the Global Trend Fund’s, and in turn, each Units’, month-end net asset value (excluding Class E (USD) Units and Class C (GLD) Units). Any offering costs advanced by Campbell & Company in excess of the aforementioned annual cap may be reimbursed in later periods, if the Global Trend Fund is able to do so within the limit of each annual cap. Furthermore in no case will reimbursements of offering costs exceed 2.5% of aggregate subscriptions.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
NewEdge USA, LLC	Brokerage Commissions	Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.24% of the Fund’s net assets annually, up to 1% of the Fund’s net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

Royal Bank of Scotland (RBS)	Over-the-Counter Counterparty Execution Costs	The over-the-counter counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million, plus any additional electronic platform charges, for forward contracts it facilitates on behalf of the Trust with third party banks. These prime brokerage fees, combined with the futures broker’s charges, will equal approximately 0.30% of the Fund’s net assets and will not exceed the 1% of Fund net asset value per annum, as referenced above.

Selling Agents	Administrative Fee	The selling agents who have sold Class A (USD) Units, Class B (USD) Units and Class A (GLD) Units receive selling commissions of 2% of the subscription amount of each subscription for Class A (USD), Class B (USD) and Class A (GLD) Units. In addition, commencing 13 months after the sale of Units and in return for providing ongoing services to limited partners, the Fund will pay those selling agents (or their assignees) up to 2% of the Fund’s average month-end net asset value. The amount paid to selling agents on Class A (USD) Units, Class B (USD) Units and Class A (GLD) Units sold pursuant to the disclosure document will not, however, exceed 8.0% of the gross offering proceeds of the Class A (USD) and Class A (GLD) Units and 9.0% of the gross offering proceeds of the Class B (USD) Units sold pursuant to the disclosure document. Once the respective threshold is reached, the selling agent will receive no future compensation.

Selling Agents	Broker-Dealer Custodial Fee	Class A (USD) Units, Class C (USD) Units, Class A (GLD) Units and Class B (GLD) Units will pay a monthly broker-dealer custodial fee of 0.25% of Class A (USD) Units’, Class C (USD) Units’, Class A (GLD) Units’ and Class B (GLD) Units’ month-end net asset value per annum to the selling agents (the firm and not the individual) provided, however, that the total of such broker-dealer custodial fees per Unit do not exceed 1% of the gross offering proceeds of Class A (USD) Units and Class A (GLD) Units and 6% of the gross offering proceeds of Class C (USD) Units and Class B (GLD) Units.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Cash Managers	Cash Management and Custodial Fee	An annualized fee of 0.10% based on the percentage of assets under management may apply for management of the Fund’s non-margin assets. As of December 31, 2010, no such assets were held at the cash manager.

Other	Operating Expenses	The fund may experience operating expenses such as legal, auditing, administration, printing and postage, as incurred, up to a maximum of 0.50% of the Fund’s net asset value per annum.
     Once total underwriting compensation, including, but not limited to, the fees mentioned above, paid on any Class A (USD) Unit, Class B (USD) Unit, Class C (USD) Unit, Class D (USD) Unit, Class A (GLD) Unit or Class B (GLD) Unit reaches 10% of the gross offering proceeds, (1) the Class A (USD) Unit, Class B (USD) Unit, Class C (USD) Units or Class D (USD) Unit will automatically be re-designated as Class E (USD) Units, which are identical to Class A (USD) Units, Class B (USD) Unit, Class C (USD) Units, and Class D (USD) Units except that Class E (USD) Units do not pay any offering expenses, selling agent fee, broker-dealer custodial fee payable to the selling agents and, if applicable, redemption fees, and (2) the Class A (GLD) Unit or Class B (GLD) Unit will automatically be re-designated as Class C (GLD) Units, which are identical to Class A (GLD) Units and Class B (GLD) Units, except that Class C (GLD) Units do not pay any offering expenses, selling agent fee, broker-dealer custodial fee payable to the selling agents and, if applicable, redemption fees.
Regulation
     The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the Commodity Futures Trading Commissions (the “CFTC”), a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as “futures commission merchants.” Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the National Futures Association (the “NFA”), a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended, or be revoked, Campbell & Company would be unable to act as the Fund’s commodity pool operator and commodity trading advisor.
     The CFTC has adopted disclosure, reporting and recordkeeping requirements for commodity pool operators and disclosure and recordkeeping requirements for commodity trading advisors. The reporting rules require pool operators to furnish to the participants in their pools a monthly statement of account, showing the pool’s income or loss and change in net asset value, and an annual financial report, audited by an independent certified public accountant.
     The CFTC and the exchanges have pervasive powers over the futures markets, including the emergency power to suspend trading and order trading for liquidation of existing positions only. The exercise of such powers could adversely affect the Fund’s trading.
     The CFTC does not regulate forward contracts. Federal and state banking authorities also do not regulate forward trading or forward dealers. Trading in foreign currency forward contracts may be less liquid and the Fund’s trading results may be adversely affected.
     The Fund has no employees. The Fund trades on a number of foreign commodity exchanges. The Fund does not engage in the sales of goods or services.

     The Fund files quarterly, annual and current reports with the Securities and Exchange Commission (“SEC”). These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Fund does not maintain a website where these reports are posted. However, the Fund’s filings are posted on the SEC’s website at http://www.sec.gov.
Item 1A. Risk Factors
Market Risks
You Could Possibly Lose Your Total Investment in the Fund
     Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Fund.
The Fund is Highly Leveraged
     Because the amount of margin funds necessary to be deposited in order to enter into a futures or forward contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Fund’s account with face values equal to several times the Fund’s net asset value. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.
Changes in Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Fund to Liquidate Positions at Disadvantageous Prices
     The Fund may utilize and may depend on the availability of credit in order to finance its portfolio. There can be no assurance that the Fund will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Fund can apply essentially discretionary margin, haircut, financing security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Fund to liquidate all or part of its portfolio at disadvantageous prices. In 2009, banks and dealers substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.
Your Investment Could be Illiquid
     Futures and forward positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The Fund may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Fund from banks, dealers and other counterparties is likely to be restricted in disrupted markets. For example, in 1994, 1998 and again from 2007—2009 there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. It is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions thereby increasing the loss to the Fund from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Fund, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Fund. A subscription for Units should be considered only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.

Suspension of Redemptions
     There is no secondary market for the Units and none is expected to develop. While the Units have redemption rights, there are restrictions, and possible fees assessed. For example, redemptions from the Fund can occur only at the end of a month. If a large number of redemption requests were to be received at one time for the Fund, the Fund might have to liquidate positions to satisfy the requests. Such a forced liquidation could adversely affect the Fund and consequently your investment.
     Transfers of interest in the Units are subject to limitations, such as 30 days’ advance notice of any intent to transfer. Also, Campbell & Company may deny a request to transfer if it determines that the transfer may result in adverse legal or tax consequences for the Fund.
Market Disruptions: Governmental Intervention; The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”)
     The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.
     The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the Fund. Market disruptions may from time to time cause dramatic losses for the Fund, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.
     In response to the recent financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Reform Act became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandate multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Fund, Campbell & Company, and the markets in which they trade and invest. The Reform Act could result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have material adverse impact on the profit potential of the Fund.

Speculative Position Limits
     The Commodity Futures Trading Commission (“CFTC”) and certain exchanges have established position limits on the maximum net long or short futures positions which any person or group of persons acting in concert may hold or control in particular futures contracts. The CFTC has adopted a rule generally requiring each domestic U.S. exchange to set speculative position limits, subject to CFTC approval, for all futures contracts traded on such exchanges which are not already subject to speculative position limits established by the CFTC or such exchange. The CFTC has jurisdiction to establish speculative position limits with respect to all futures contracts traded on exchanges located in the United States, and any such exchange may impose additional limits on positions on that exchange. Generally, no speculative position limits are in effect with respect to the trading of forward contracts or trading on non-U.S. exchanges. All trading accounts owned or managed by Campbell & Company acting on behalf of the Fund, its respective principals and affiliates will be combined for speculative position limit purposes. Because future position limits allow a commodity trading advisor and its principals to control only a limited number of contracts in any one commodity, Campbell & Company and their principals are potentially subject to a conflict among the interests of all accounts the Fund and its principals control which are competing for shares of that limited number of contracts. Although Campbell & Company may be able to achieve the same performance results with OTC substitutes for futures contracts, the OTC market may be subject to differing prices, lesser liquidity and greater counterparty risks than the regulated U.S. commodities exchanges. Campbell & Company may in the future reduce the size of the positions which would otherwise be taken or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits. Modification of such trades that would otherwise be made by Campbell & Company, if required, could adversely affect the Fund’s operations and profitability. Such modification, if required, could require the Fund to liquidate certain positions more rapidly than might otherwise be desirable, and could adversely affect the performance of the Fund. A violation of speculative position limits by the Fund could lead to regulatory action materially adverse to the Fund’s prospects for profitability.
     The CFTC has proposed and invited public comment regarding a new rule to implement speculative position limits for futures contracts in certain energy commodities. Such speculative position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. Depending on the outcome of this or any future CFTC regulatory action, the rules concerning speculative position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Fund, the Fund’s ability to invest in additional commodity futures contracts may be limited to the extent these activities would cause the Fund to exceed the applicable speculative position limits.
     In addition, it is possible that the CFTC may propose new rules that would consider futures contracts underlying OTC transactions in calculating position limits. Such a change could alter, perhaps to a material extent, the nature of an investment in the Fund to continue to implement its investment approach.
Over-the-Counter Derivatives Markets
     The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time.

     The Reform Act will mandate that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Fund is required to provide and the costs associated with providing it. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Fund does not expect to be able to rely on such exemptions. In addition, the OTC derivatives dealers with which the Fund executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such dealers will be subject to clearing and margin requirements irrespective of whether the Fund is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as is currently permitted. This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.
     The SEC and CFTC may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.
     OTC derivative dealers and major OTC derivatives market participants will be required to register with the SEC and/or CFTC. The Fund or Campbell & Company may be required to register as major participants in the OTC derivatives markets. Dealers and major participants will be subject to minimum capital and margin requirements. These requirements may apply irrespective of whether the OTC derivatives in question are exchange-traded or cleared. OTC derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements may further increase the overall costs for OTC derivatives dealers, which costs are also likely to be passed along to market participants. The overall impact of the Reform Act on the Fund is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime.
An Investment in the Fund May Not Diversify an Overall Portfolio
     Historically, alternative investments such as managed futures funds have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts, on the one hand, and stocks or bonds, on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite.
     Because of this non-correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain made in futures or forward trading, there is an equal and offsetting loss. If the Fund does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the units and the Fund may have no gains to offset your losses from other investments.

Trading Risks
There are Disadvantages to Making Trading Decisions Based Primarily on Technical Market Data
     The trading systems used by the general partner for the Fund are primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures and forward prices. Such price movements may not develop; there have been periods in the past without such price movements.
     The likelihood of the units being profitable could be materially diminished during periods when events external to the markets themselves have an important impact on prices. During such periods, Campbell & Company’s historic price analysis could establish positions on the wrong side of the price movements caused by such events.
Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability
     There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; by the end of 2009, this estimate had risen to approximately $213.6 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategy if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures or forward positions, or otherwise alter trading patterns.
Limits Imposed by Futures Exchanges or Other Regulatory Organizations, Such As Speculative Position Limits and Daily Price Fluctuation Limits, May Alter Trading Decisions for the Fund
     The CFTC and U.S. futures exchanges have established limits, known as speculative position limits, on the maximum net long or net short positions that any person may hold or control in certain futures contracts. Most U.S. futures exchanges also have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit. Contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. All accounts controlled by Campbell & Company, including the account of the Fund, are combined for speculative position limit purposes. If positions in those accounts were to approach the level of the particular speculative position limit, or if prices were to approach the level of the daily limit, these limits could cause a modification of Campbell & Company’s trading decisions for the Fund or force the liquidation of certain futures positions. Either of these actions may not be in the best interest of the investors. From time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases, it is possible that Campbell & Company, as trading advisor, could be required to maintain a losing position that it otherwise would exit and miss a profit opportunity.
Increase in Assets Under Management May Make Profitable Trading More Difficult
     The general partner has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts, including the Fund. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Trend Following Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to limited partners in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts may exceed the compensation it receives from managing the Fund’s account. Because records with respect to other accounts are not accessible to limited partners in the Fund, the limited partners will not be able to determine if Campbell & Company is favoring other accounts.

Investors Will Not be Able to View the Fund’s Holdings on a Daily Basis, Which May Result in Unanticipated Losses
     The general partner makes the Fund’s trading decisions. While the general partner receives daily trade confirmations from the futures broker and over-the-counter counterparty, the Fund’s trading results are reported to limited partners monthly. Accordingly, an investment in the Fund does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers.
Tax Risks
Investors are Taxed Based on Their Share of Fund Income and Gain
     Investors are taxed each year on their share of the Fund’s income and gain, if any, irrespective of whether they redeem any units or receive any cash distribution from the Fund. The general partner has the authority to make such distributions at any time in its sole discretion.
     All performance information is presented on a pre-tax basis; the investors (other than tax-exempt investors) who experienced such performance had to pay the related taxes from other sources.
Tax Could be Due from Investors on Their Share of the Fund’s Ordinary Income Despite Overall Losses
     Investors may be required to pay tax on their allocable share of the Fund’s ordinary income, which in the case of the Fund is the Fund’s interest income, gain on some foreign futures contracts, and certain other investment assets, even though the Fund incurs overall losses. Capital losses of individual taxpayers can be used only to offset capital gains and, in the case of non-corporate investors, $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 economic loss for the year. The remaining $7,000 capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.
There Could be a Limit on the Deductibility of Management and Performance Fees
     Although the Fund treats the management and performance fees paid to the general partner as ordinary and necessary business expenses, upon an IRS audit, the Fund may be required to treat such fees as “investment advisory fees” if the Fund’s trading activities did not constitute a trade or business for tax purposes. Investment advisory fees are subject to substantial restrictions on deductibility for federal income tax purposes. Such treatment would likely create or increase the tax liability of non-corporate limited partners.
Other Risks
Fees and Commissions are Charged Regardless of Profitability and are Subject to Change
     The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund’s profitability. Included in these charges are brokerage fees and operating expenses. On the Fund’s forward trading, “bid-ask” spreads and prime brokerage fees are incorporated into the pricing of forward contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the “bid-ask” spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward transactions. Such spreads can at times be significant.

The Fund’s Service Providers Could Fail
     The institutions with which the Fund trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Fund. A futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker did not do so to the full extent required by law, the assets of the Fund might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Fund could be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Fund (for example, Treasury bills deposited by the Fund with the futures broker as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures brokers have been the subject of regulatory and private causes of action.
     Although the general partner regularly monitors the financial condition of the counterparties it uses, if the Fund’s counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act of the United States Bankruptcy Code), there exists the risk that the recovery of the Fund’s assets from such counterparty will be delayed or be a value less than the value of the assets originally entrusted to such counterparty.
Inadequate Models Could Negatively Affect the Fund’s Portfolio
     Campbell & Company’s trading is highly model driven, and is materially subject to possible flaws in the models. As market dynamics (for example, due to changed market conditions and participants) shift over time, a previously highly successful model often becomes outdated and inaccurate, sometimes without Campbell & Company recognizing that fact before substantial losses are incurred. In particular, the Fund may incur major losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company’s pricing models to generate prices which deviate from the market. The risk of loss to the Fund in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions. In addition, in disrupted derivatives markets, many positions may become illiquid, making it difficult or impossible to close our positions against which the markets are moving. There can be no assurance that Campbell & Company will be successful in continuing to develop and maintain effective quantitative models.
Investors Must Not Rely on the Past Performance of Either Campbell & Company or the Fund in Deciding Whether to Buy Units
     The future performance of the Fund is not predictable, and no assurance can be given that the Fund will perform successfully in the future in as much as past performance is not necessarily indicative of future results. Additionally, the markets in which the Fund operates have been severely disrupted over the past year or more, so results observed in earlier periods may have little relevance to the results observable in the current environment.
     The Global Trend Fund is a recently-formed entity with limited operating history upon which prospective investors can evaluate its potential performance. The personnel of the trading advisor responsible for managing the Fund’s investment portfolio have substantial experience in managing investments and private and public investment funds and have provided and continue to provide advisory and management services to clients and private and public investment funds that have similar investment programs to that of the Fund. However, the past performance of the trading advisor may not be construed as an indication of the future results of an investment in the Fund.

Parties to the Fund Have Conflicts of Interest
     Campbell & Company has not established any formal procedures to resolve the following conflicts of interest. Consequently, there is no independent control over how Campbell & Company resolves these conflicts which can be relied upon by investors as ensuring that the Fund is treated equitably with other Campbell & Company clients.
     Campbell & Company has a conflict of interest because it acts as the general partner and sole trading advisor for the Fund. Since Campbell & Company acts as both trading advisor and general partner for the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a monthly (i) advisory fee at the annual rate of 2% and (ii) general partner fee at the annual rate of 1%, of the net asset value of each Class of Units, prior to any accrual for or payment of any advisory fee, general partner fee, performance fee, redemptions or subscriptions during said month and (iii) a quarterly performance fee equal to 20% aggregate cumulative appreciation in the respective Class of Units’ net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions with the following exception, classes in the Global Trend Series (GLD) will be charged a performance fee only on the trading performance of the Trend Following Portfolio (irrespective of the performance of the long gold futures positions purchased to convert the investors’ U.S. Dollar investment to an exposure to gold). Campbell & Company, as general partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made.
     Selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Fund, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interest.
There are No Independent Experts Representing Investors
     Campbell & Company has consulted with counsel, accountants and other experts regarding the formation and operation of the Fund. No counsel has been appointed to represent the limited partners in connection with the offering of the units. Accordingly, each prospective investor should consult his own legal, tax and financial advisers regarding the desirability of an investment in the Fund.
The Fund Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Fund
     Limited partners are not entitled to participate in the management of the Fund or the conduct of its business. Rather, the Fund is wholly dependent upon the services of the general partner. There can be no assurance that such services will be available for any length of time following the term of the Advisory Agreement. Furthermore, the incapacity of the general partner’s principals could have a material and adverse effect on the general partner’s ability to discharge its obligations under the Advisory Agreement. However, there is no individual principal at Campbell & Company whose absence would result in a material adverse effect on Campbell & Company’s ability to adequately carry out its advisory responsibilities.
The Fund Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Upsetting Your Investment Portfolio
     The general partner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund to terminate unless a substitute general partner were obtained. Other events, such as a long-term substantial loss suffered by the Fund, could also cause the Fund to terminate before the expiration of its stated term. This could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the National Futures Association of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

The Fund Is Not A Regulated Investment Company and Therefore Is Subject to Different Protections Than a Regulated Investment Company
     Although the Fund and Campbell & Company are subject to regulation by the CFTC, the Fund is not an investment company subject to the Investment Company Act of 1940 and Campbell & Company is not registered as an investment adviser under the Investment Advisers Act of 1940. Accordingly, you do not have the protections afforded by those statutes which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the adviser and the investment company.
Forwards, Swaps, Hybrids and Other Derivatives are Not Subject to CFTC Regulation; Therefore, the Fund Will Not Receive the Same Protections on These Transactions
     The Fund trades foreign exchange contracts in the interbank market. In the future, the Fund may also trade swap agreements, hybrid instruments and other off-exchange contracts. Swap agreements involve trading income streams such as fixed rate for floating rate interest. Hybrids are instruments which combine features of a security with those of a futures contract. At this time, there is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Fund will not receive the protections which are provided by the Commodity Exchange Act or CFTC regulations in respect of these transactions.
The Fund is Subject to Foreign Market Credit and Regulatory Risk
     A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Fund’s overall market exposure could involve positions taken on foreign markets. The risk of loss in trading foreign futures contracts can be substantial. Participation in foreign futures contracts involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation, and government disruptions.
The Fund is Subject to Foreign Exchange Risk
     The price of any foreign futures contract and, therefore, the potential profit and loss thereon, may be affected by any variance in the foreign exchange rate between the time a position is established and the time it is liquidated, offset or exercised. Certain foreign exchanges may also be in a more or less developmental stage so that prior price histories may not be indicative of current price dynamics. In addition, the Fund may not have the same access to certain positions on foreign exchanges as do local traders, and the historical market data on which Campbell & Company bases its strategies may not be as reliable or accessible as it is in the United States. The rights of clients (such as the Fund) in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.
Transfers Could be Restricted
     Limited partners may transfer or assign units only upon 30 days’ prior written notice to the general partner and only if the general partner is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Fund. A transferee shall not become a substituted limited partner without the written consent of the general partner.

Restrictions on Investment by ERISA Plans, Employee Retirement Income Security Act of 1974
     The general partner anticipates that the underlying assets of the Fund may be considered for purposes of Title I of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and Section 4975 of the Internal Revenue Code of 1986 (the “Code”), as amended, to be assets of certain employee benefit plans and other Plans that purchase units. Under such circumstances, the investments of the Fund and the activities of the general partner will be subject to and, in certain cases, limited by, ERISA and the Code.
     When considering an investment in the Fund of the assets of an ERISA Plan, a fiduciary with respect to such plan should consider, among other things: (i) the definition of “Plan assets” under ERISA and regulations issued by the Department of Labor (“DOL”) regarding the definition of Plan assets; (ii) whether the investment satisfies the diversification requirements of Section 404(a)(1) of ERISA; (iii) whether the investment satisfies the prudence requirements of Section 404(a)(1) of ERISA; and (iv) that there will be no secondary market in which such fiduciary can sell or otherwise dispose of the units.
A Single-Advisor Fund May be More Volatile Than a Multi-Advisor Fund
     The Fund is a single-advisor managed futures fund. Potential investors should understand that many managed futures funds are structured as multi-advisor funds in order to attempt to control risk and reduce volatility through combining advisors whose historical performance records have exhibited a significant degree of non-correlation with each other. As a single-advisor managed futures fund, the Fund may have increased performance volatility and a higher risk of loss than investment vehicles employing multiple advisors.
The Performance Fee Could be an Incentive to Make Riskier Investments
     Campbell & Company employs a speculative strategy for the Fund, and receives performance fees based on the trading profits earned by it for the Fund. Campbell & Company would not agree to manage the Fund’s account in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Fund’s assets were managed by a trading advisor that did not require performance-based compensation.
The Fund May Distribute Profits to Partners at Inopportune Times
     Campbell & Company reserves the right to make distributions of profits of the Fund to the partners at any time in its sole discretion in order to control the growth of the assets under Campbell & Company’s management. Partners will have no choice in receiving these distributions as income, and may receive little notice that these distributions are being made. Distributions may be made at an inopportune time for the limited partners.
Potential Inability to Trade or Report Due to Systems Failure Could Adversely Affect the Fund
     Campbell & Company’s strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company’s hardware or software, could disrupt trading or make trading impossible until such a failure is remedied. Any such failure, and consequential inability to trade (even for a short time), could, in certain market conditions, cause the Fund to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.

Failure to Receive Timely and Accurate Market Data from Third Party Vendors Could Cause Disruptions or the Inability to Trade
     Campbell & Company’s strategies are dependent to a significant degree on the receipt of timely and accurate market data from third party vendors. Accordingly, the failure to receive such data in a timely manner or the receipt of inaccurate data, whether due to the acts or omissions of such third party vendors or otherwise, could disrupt trading to the detriment of the Fund or make trading impossible until such failure or inaccuracy is remedied. Any such failure or inaccuracy could, in certain market conditions, cause the Fund to experience significant trading losses, effect trades in a manner which it otherwise would not have done, or miss opportunities for profitable trading. For example, the receipt of inaccurate market data may cause Campbell & Company to establish (or exit) a position which it otherwise would not have established (or exited), or fail to establish (or exit) a position which it otherwise would have established (or exited), and any subsequent correction of such inaccurate data may cause Campbell & Company to reverse such action or inaction, all of which may ultimately be to the detriment of the Fund.

Item 1B.	Unresolved Staff Comments
     None.

Item 2.	Properties
     The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash, short-term time deposits and other fixed income securities.

Item 3.	Legal Proceedings
     Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Amended Agreement of Limited Partnership. As of December 31, 2010, there were 3 Partners and 7,514.047 Units of Limited Partnership Interest outstanding in Class A (USD) and 3 Partners and 7,523.284 Units of Limited Partnership Interest outstanding in the Class C (USD) Registrant.
     Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Partners. Campbell & Company has not made any distributions as of the date hereof.
The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.	Selected Financial Data
Dollars in thousands, except per Unit amounts
The following summarized financial information is for the period ended December 31, 2010.

2010**
Total Assets	$17,205
Total Partners’ Capital	16,898
Total Net Trading Gain (Loss) (includes brokerage commissions)	2,795
Net Income (Loss)	1,894

Net Income (Loss) Per Managing Operator and Other Unitholder Unit *
Class A	121.18
Class C	131.12
Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Class A	118.77
Class C	128.64
The following summarized quarterly financial information presents the results of operations for the three-month periods ending September 30 and December 31, 2010.

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	2010	2010	2010***	2010
Total Net Trading Gain (Loss) (includes brokerage commissions)	$—	$—	$1,474	$1,321
Net Income (Loss)	—	—	983	911
Net Income (Loss) per Managing Operator and Other Unitholder Unit *
Class A	—	—	62.76	58.41
Class C	—	—	68.35	62.76

Increase (Decrease) in Net Asset Value per Managing Operator and Other Unitholder Unit
Class A	—	—	61.72	57.05
Class C	—	—	67.32	61.32

Net Asset Value per Managing Operator and Other Unitholder Unit at the End of the Period
Class A	—	991.00	1,061.72	1,118.77
Class C	—	992.67	1,067.32	1,128.64

*	Based on weighted average number of units outstanding during the period.

**	For the period June 1, 2010 (commencement of trading) through December 31, 2010

***	For the period June 1, 2010 (commencement of trading) through September 30, 2010

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction
     The general partner began trading the Global Trend Series (USD) as of June 1, 2010 by investing $7,500,000 in Class A (USD) and $7,500,000 in Class C (USD). Each of the Classes is now being offered continuously. As of December 31, 2010, the initial offering period for the Global Trend Series (GLD) has ended and trading has not commenced.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 1 of the Financial Statements.
     The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts which are traded in the inter-bank market).
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
     The entire offering proceeds, without deductions, will be credited to the Fund’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund will meet margin requirements for its trading activities by depositing cash or U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading, may be invested in U.S. government securities and time deposits with U.S. banks. This does not reduce the risk of loss from trading futures and forward contracts. The Fund will receive all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of the Fund’s assets.

     Approximately 10% to 30% of the Fund’s assets will normally be committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets will be maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets will be deposited with over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets will be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Fund’s assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.
     The Fund occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparties, which are met by moving the required portion of the assets held in bank or other brokerage accounts to the account on margin call. The Fund has not needed to liquidate any position as a result of a margin call.
     The Fund’s assets will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.
Off-Balance Sheet Risk
     The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Partners would realize a 100% loss. Campbell & Company, Inc., the general partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%.
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
     In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Campbell & Company trades for the Fund only with those counterparties which it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Disclosures About Certain Trading Activities that Include Non-Exchange Traded Contracts Accounted for at Fair Value
     The Fund invests in futures and forward currency contracts. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The Fair value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) of the last business day of the reporting period or based on the market value of its exchange-traded equivalent.
Results of Operations
     The return for the period June 1 (commencement of trading) through December 31, 2010 for Class A and Class C were 11.88% and 12.86%, respectively.
     The following is a discussion of the management and performance fees accrued and paid. During the period June 1 (commencement of trading) through December 31, 2010, the Fund accrued management fees in the amount of $279,083 and paid management fees in the amount of $236,152.
     During the period June 1 (commencement of trading) through December 31, 2010, the Fund accrued performance fees in the amount of $462,947 and paid performance fees in the amount of $241,578.
2010
     Of the 11.88% return for period June 1 (commencement of trading) through December 31, 2010 for Class A, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% due to investment income, offset by approximately 6.65% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A.
     Of the 12.86% return for period June 1 (commencement of trading) through December 31, 2010 for Class C, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% due to investment income, offset by approximately 5.67% due to brokerage fees, management fees, offering costs and operating expenses borne by Class C.
     An analysis of the 18.49% gross trading gains for the Fund for the year by sector is as follows:

Sector	% Gain (Loss)
Interest Rates	6.28%
Commodities	6.08
Currencies	3.47
Stock Indices	2.66

18.49%

     In June, another month of the “risk off” trade gave government bonds a bid, which produced healthy gains from long global fixed income positions. Unfortunately, these gains were offset by losses in equity indices, foreign exchange and commodities. Long equity positions suffered from an equity sell-off, which primarily stemmed from weaker than expected U.S. and Chinese economic data, negative corporate news and interbank funding concerns in the European region. Foreign exchange trading generated losses primarily from the Fund’s short Swiss Franc position as the currency rallied 7% vs. the U.S. Dollar based on Swiss National Bank comments softening its intervention language. Commodity trading produced minimal losses, largely from our trading in natural gas futures which ended up 3.6% after finally breaking out of a three-month range. The oil spill in the Gulf of Mexico has not been a significant factor on short-term price movements but most analysts agree that the real impact will be long-term as the cost of production is almost sure to go higher on the back of tighter regulation.

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
     The release of the August U.S. Federal Reserve meeting minutes resulted in yet another sell-off of “risk assets,” which helped contributed to the rise in fixed income prices. Yields reached multi-year lows in the U.S., Europe, and U.K., resulting in gains from the Fund’s long fixed income positions, especially on the long end of the curve. Smaller gains were realized in the commodity markets, primarily in precious metals. Gold fully retraced July’s corrective sell-off, with its August month-end market value closing several ticks higher than the June close. The Fund’s long gold position benefitted from gold’s safe-haven status, as well as from news out of China, the world’s largest consumer and producer of gold, that they will allow greater access to trading of the metal. The Fund’s long silver position also produced favorable results due to its lock-step trading with gold. Long global equity indices holdings resulted in losses for the month. Weak labor and housing data releases, coupled with the FOMC’s downgrade of its assessment of the U.S. economic outlook, contributed to the poor performance of U.S. market indices. Japanese equities fared worse, as the stubbornly strong Japanese Yen weighs on Japanese exporters. By month-end, the Euro Stoxx 50 lost nearly 4.5%, the S&P 500 fell about 4.75%, and the Japanese Nikkei lost almost 7.5%. Additional losses were recorded in the foreign exchange markets from short positions in the Euro/Yen cross as the Euro appreciated more than 4% against the Japanese Yen. The Euro moved higher against most currencies as investors covered short positions as the Euro showed renewed signs of life.
     Asset prices during the month of September were driven by FOMC hinting that the Federal Reserve is ready and willing to undergo a second round of quantitative easing. While the U.S. Dollar and interest rates fell, equities and commodities rose significantly. Commodity trading was the dominant contributor to positive performance for the month, particularly in precious and base metals, grains and soft commodities. Gold prices reached all-time highs, while silver rallied 12% to levels not seen since the early 1980s. Aluminum and nickel prices also posted double-digit increases during the month. Elevated demand and weather-related supply concerns pushed sugar, cotton and corn prices up over 22%, 17% and 10%, respectively. While commodity trading was a strong driver, foreign exchange was also a material contributor to performance, particularly from commodity-linked currencies. The month brought U.S. Dollar weakness against all major currencies as investors bet the Federal Reserve would implement a fresh round of asset purchases to jump-start the slowing U.S. economy. Smaller gains were recorded in the equity markets as prices surged higher on fewer concerns of a “double-dip” U.S. recession and a continued increase in M&A activity. Stocks in Asia took the lead, followed by the U.S. and Europe, which lagged due to ongoing sovereign debt level concerns. A portion of the Portfolio’s gains were offset by losses in fixed income markets as bond prices were extremely volatile during September.

     Financial markets in October were fixated on the U.S. Federal Reserve’s intentions to engage in a second round of Quantitative Easing (“QE2”). In September, markets began pricing in the anticipated QE2 stimulus, which clearly continued into October. Over the course of the month the U.S. Treasury markets shifted from speculating on a future deflationary environment to pricing in future inflation in the TIPS market. Perhaps the markets were reacting to Chairman Bernanke’s comments that inflation is too low and unemployment is too high. Commodity trading was a primary driver of gains for the Fund as silver and gold reached new highs mid-month, and zinc and copper surged higher in the base metal category. Sugar and cotton both rose over 22% on supply/demand imbalances, while grains continued their upward trend with corn leading the way in performance for the sector. The growing expectations of QE2 in the U.S., third quarter earnings that largely beat analyst estimates and market expectations for a congressional change of power at the mid-term elections, propelled the global equity markets higher. The Fund recorded strong gains in stock index trading, particularly in the U.S. and Europe. QE2 also took center stage in currency trading, allowing the Fund to benefit from a weaker U.S. Dollar against most major currencies. Asian-based currencies and commodity-linked currencies were, in particular, profitable. Minimal losses were recorded in the fixed income markets as positive intra-month economic data caused market participants to question if additional QE on a global level was warranted on such a massive scale.
     After much anticipation and debate, Quantitative Easing 2 (“QE2”) arrived in November, the second effort by the U.S. Federal Reserve to stimulate the U.S. economy through government bond purchases. Perhaps a case of “buy the rumor, sell the fact,” bond prices fell following the announcement and continued to fall for the remainder of the month generating losses for the Fund in fixed income trading. In currency trading, once QE2 was announced, the U.S. Dollar never looked back. The Fund’s short U.S. Dollar position was significantly reduced during the month; however, small losses in currency trading were incurred. In Europe, the Euro dropped below 1.30 for the first time in more than 10 weeks as speculation leaned toward a worsening debt crisis, and unemployment in the region rose to the highest level in more than 12 years. Commodities were volatile and mixed, generating small gains in the sector for Campbell on the month. Gains in energy trading and metals were dampened by losses in grains and soft commodities. While the energy complex made new highs for the year, primarily on the Chinese inflation story, cotton prices fell 26% from the mid-November high. It seems to be all about China these days as they attempt to dampen growth for fear of inflation. Equity trading was marginally positive despite mixed performance around the globe. While major U.S. indices finished slightly lower on the month, Japan’s Nikkei was up 8%, primarily driven by the weakening Yen. Global Central Bank intervention has made trading based solely on macroeconomic measures difficult. The Fund’s models have naturally tilted to technical indicators until the value of fundamental information is once again relevant to asset prices.
     The appetite for risk-based assets was clearly back in vogue during the month of December. Commodities were the strongest performing sector during the month for the Fund as the rally in energies, metals, soft commodities and grain markets continued. The petroleum and industrial metal complexes closed December near the year’s highs on steady demand and a healthy global economic picture. Cotton rallied over 25% during the month to finish up over 90% on the year. Additional gains were recorded in stock index trading as global equity markets staged a strong rally during the month on better than expected economic data, including strong consumer spending during the 2010 holiday season, and increased M&A activity. Despite signs of a stronger economy and higher interest rates, the U.S. Dollar weakened against all major currencies in December, fueling gains for the Fund in the currency sector. Commodity-linked currencies, in particular, enjoyed a strong rally with the Australian Dollar reaching its strongest level since 1982. Despite its strong year-to-date performance, Fixed Income was the only losing sector for the Fund in December, as economic conditions improved and Central Bank policies across the globe remained unchanged.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
          The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.
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
          The Fund’s risk exposure in the various market sectors traded is estimated in terms of Value at Risk (VaR). The Fund estimates VaR using a model based upon historical simulation (with a confidence level of 97.5%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund’s VaR at a one day 97.5% confidence level corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.
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
The Fund’s Trading Value at Risk in Different Market Sectors
          The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2010 and the trading gains/losses by market category for the period June 1 (commencement of trading) through December 31, 2010.

	December 31, 2010
Market Sector	Value at Risk*	Gain/(Loss)**
Commodities	0.83%	6.08%
Stock Indices	0.61%	2.66%
Interest Rates	0.56%	6.28%
Currencies	0.55%	3.47%

Aggregate/Total	1.95%	18.49%

*	- The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	- Represents the gross trading for the Fund for the period June 1 (commencement of trading) through December 31, 2010.
     Of the 11.88% return for period June 1 (commencement of trading) through December 31, 2010 for Class A, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% due to investment income, offset by approximately 6.65% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A.
     Of the 12.86% return for period June 1 (commencement of trading) through December 31, 2010 for Class C, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% due to investment income, offset by approximately 5.67% due to brokerage fees, management fees, offering costs and operating expenses borne by Class C.

Material Limitations on Value at Risk as an Assessment of Market Risk
The following limitations of VaR as an assessment of market risk should be noted:
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
Non-Trading Risk
The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills held at the broker and over-the-counter counterparty. The market risk represented by these investments is minimal. Finally, the Fund has non-trading market risk on fixed income securities held as part of its cash management program. The cash managers will use their best endeavors in the management of the assets of the Fund but provide no guarantee that any profit or interest will accrue to the Fund as a result of such management.
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
          The following were the primary trading risk exposures of the Fund as of December 31, 2010, by market sector.
Currencies
          Exchange rate risk is the principal market exposure of the Fund. The Fund’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates — i.e., positions between two currencies other than the U.S. Dollar. Campbell & Company does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future.

Interest Rates
          Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Campbell & Company anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future. The changes in interest rates which have the most effect on the Fund are changes in long-term, as opposed to short-term rates. Changes in the interest rate environment will have the most impact on longer dated fixed income positions, at points of time throughout the year. The majority of the speculative positions held by the Fund may be held in medium to long-term fixed income positions.
Stock Indices
          The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries (Hong Kong, Spain, Taiwan and Netherlands). The stock index futures traded by the Fund are limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.
Energy
          The Fund’s primary energy market exposure is to natural gas, crude oil and derivative product price movements often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Metals
          The Fund’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel, platinum, silver, and zinc.
Agricultural
     The Fund’s agricultural exposure is to fluctuations of the price of wheat, corn, coffee, cocoa, sugar, soy, hogs, cattle, canola, and cotton.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
          The following were the non-trading risk exposures of the Fund as of December 31, 2010.
Foreign Currency Balances
          The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice per month, and more frequently if a particular foreign currency balance becomes unusually large).

Treasury Bill Positions for Margin Purposes
          The Fund also has market exposure in its Treasury Bill portfolio. The Fund may hold Treasury Bills (interest bearing and credit risk-free) with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Fund’s Treasury Bills, although substantially all of these short-term investments are held to maturity.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
          The means by which the Fund and Campbell & Company, severally, attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as precalculating “stop-loss” points at which systems will signal to close out open positions.
     Campbell & Company manages the risk of the Fund’s non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than six months. Campbell & Company manages the risk of the Fund’s fixed income securities held for cash management purposes by restricting the cash managers to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.
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
Item 8. Financial Statements and Supplementary Data
          Financial statements meeting the requirements of Regulation S-X appear beginning on Page 40 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A. Controls and Procedures
          Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarterly that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Management’s Annual Report on Internal Control over Financial Reporting
          Campbell & Company, Inc. (“CCI”), the general partner of the Fund, is responsible for the management of the Fund. Management of CCI (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Fund’s internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the partnership’s transactions are being made only in accordance with authorizations of Management and;

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Fund’s internal control over financial reporting was effective.
Item 9B. Other Information
     There was no information required to be disclosed in a report on form 8-K during the fourth quarter of 2010.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:
     G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and was appointed Chief Operating Officer in January 2010, was Vice President: Director of Operations from April 2007 to January 2010, and was Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006. As Chief Operating Officer, he is involved in all operational aspects of the firm. In March 2010, Mr. Andrews was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. In March 2010, Mr. Andrews was appointed the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Fund, a registered investment company. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company effective June 21, 2006. Mr. Andrews became listed as Principal of Campbell & Company Investment Adviser LLC effective March 29, 2010.
     Theresa D. Becks, born in 1963, joined Campbell & Company in June 1991 and has served as President and Chief Executive Officer since April 2007, Secretary since May 1992, Director since January 1994, and was Chief Financial Officer and Treasurer until July 2008. Since April 2007, Ms. Becks has served as the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser; she previously served as Chief Financial Officer, Treasurer and Assistant Secretary commencing December 2005. Ms. Becks has served since April 2007 as Trustee, President and Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company; she previously served as Treasurer, Chief Financial Officer and Assistant Secretary commencing June 2005. In May 2010, Ms. Becks was incorporated in The Bahamas. Ms. Becks served as a member of the Board of Directors of the Managed Funds Association from November 2002 to November 2006. Ms. Becks is a C.P.A. and has a B.S. in Accounting from the University of Delaware. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective May 7, 1999, March 10, 1993 and April 21, 1999, respectively. Ms. Becks became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective December 14, 2005, December 12, 2005 and December 14, 2005, respectively.
     D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations in 1972, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 29, 1997, September 29, 1978 and September 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

     Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. From December 2005 until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment advisor. From June 2005 until April 2007, Mr. Cleland also served as Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. In March 2010, Mr. Cleland was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Mr. Cleland is currently a member of the Board of Directors of the National Futures Association, and previously served as a member of the Board of Directors of the Managed Futures Association and as a member of the Board of Governors of the COMEX, in New York. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland again became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective December 15, 1993, September 15, 1993 and December 15, 1993, respectively. Mr. Cleland was an Associated Person, Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC from December 2005 to April 2007. Effective July 9, 2008, Mr. Cleland again became listed as a Principal of Campbell & Company Investment Adviser LLC.
     Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer of Campbell & Company since July 2008, and was Senior Vice President of Accounting and Finance from October 2006 to July 2008. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also, since April 2007, the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment advisor, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010 as Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a managing consulting firm, serving as Director in the Financial and Economic Consulting Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective July 5, 2007, May 9, 2007 and July 2, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.
     Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, was appointed Deputy Manager of Trading in September 2004 and has served as Vice President and Director of Trading since June 2006. His duties include managing daily trade execution for the assets under Campbell & Company’s management. In March 2010, Mr. Harris was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the investment process of the firm. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective September 21, 2000, June 15, 2006 and August 19, 2000, respectively.
     Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed Research Director in March 2010. Since he joined the firm, Mr. Hu has had a major role in the ongoing research and development of Campbell & Company’s trading systems. In March 2010, Mr. Hu was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Mr. Hu holds a B.A. in Manufacturing Engineering from Changsha University of Technology in China. He went on to receive an M.A. and Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, Mr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several research papers. Mr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2001. Mr. Hu again became listed as a Principal of Campbell & Company effective April 7, 2010.

     Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor, and an SEC-registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010 as Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”) in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective August 30, 2010, October 20, 2005 and August 30, 2010, respectively. Mr. Lloyd became listed as a Principal of Campbell & Company Investment Adviser LLC effective December 12, 2005.
     Robert W. McBride, born in 1970, has been employed by Campbell & Company since January 2004 and was appointed Director — Software Development and Research Operations in May 2010, was Director of Research Operations & Trade Operations from January 2010 to May 2010, Research Operations — Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds a M.S. in Computer Science from South Dakota Schools of Mines and Technology and a B.S. in Computer Science from Minnesota State University Mankato. Mr. McBride became listed as a Principal of Campbell & Company effective May 25, 2010.
     Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director — Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Ms. Wills-Zapata is also, since December 2008, Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC-registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Prior to joining Campbell, Ms. Wills-Zapata was a Managing Director of DB Advisors LLC, and affiliates, from September 2002 to December 2005, where she was responsible for distribution of Deutsche Bank’s single manager hedge fund platform. Ms. Wills-Zapata was registered as an Associated Person from January 2005 to December 2005 with DB Capital Advisers Inc., and from February 2003 to January 2005 with DB Advisors LLC. Ms. Wills-Zapata was listed as a Principal with DB Advisors LLC from February 2003 to February 2004. Ms. Wills-Zapata was an NFA Associate Member from December 2004 to December 2005 with DB Capital Advisers Inc., and from January 2003 to January 2005 with DB Advisors LLC. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.
     There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.
     No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert
     The Board of Directors of Campbell & Company, in its capacity as the audit committee for the Fund, has determined that Gregory T. Donovan qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.
Code of Ethics
     Campbell & Company has adopted a code of ethics for its chief executive officer, chief financial officer, director of fund accounting, accounting managers and persons performing similar functions. A copy of the code of ethics may be obtained at no charge by written request to Campbell & Company’s corporate secretary, 2850 Quarry Lake Drive, Baltimore, Maryland 21209 or by calling 1-800-698-7235.
Item 11. Executive Compensation
     The Fund does not itself have any officers, directors or employees. The Fund pays management fees and performance fees to Campbell & Company. The directors and managing officers of Campbell & Company are remunerated by Campbell & Company in their respective positions. The directors and managing officers receive no “other compensation” from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or Campbell & Company.
     All Classes of the Global Trend Fund will pay Campbell & Company a monthly (i) advisory fee at the annual rate of 2%; and (ii) general partner fee at the annual rate of 1%, of the net asset value of the respective Class, prior to any accrual for or payment of any advisory fee, general partner fee, performance fee, redemption or subscription during said month. These fees are paid in arrears based on the net asset value of the respective Class as of the end of each month. These fees are paid out of and reduce the net assets attributable to each Class of Units. In addition, all Classes of the Global Trend Fund will pay Campbell & Company a quarterly performance fee equal to 20% aggregate cumulative appreciation in the respective Class’s net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions with the following exception, classes in the Global Trend Series (GLD) will be charged a performance fee only on the trading performance of the Trend Following Portfolio (irrespective of the performance of the long gold futures positions purchased to convert the investors’ U.S. Dollar investment to an exposure to gold). The performance fee is not subject to any clawback provisions. The brokerage fee and performance fee are typically paid in the month following the month in which they are earned. The brokerage fee and performance fee are paid from the available cash at the Fund’s bank, broker or cash management accounts.
     The Global Trend Fund’s offering expenses will be advanced by Campbell & Company. Reimbursement of the Global Trend Fund’s offering expenses is subject to an annual cap of 0.50% of the Global Trend Fund’s, and in turn, each Units’, month-end net asset value (excluding Class E (USD) Units and Class C (GLD) Units). Any offering costs advanced by Campbell & Company in excess of the aforementioned annual cap may be reimbursed in later periods, if the Global Trend Fund is able to do so within the limit of each annual cap. Furthermore in no case will reimbursements of offering costs exceed 2.5% of aggregate subscriptions.
     The Global Trend Fund will pay to selected selling agents who have sold Class A (USD) Units, Class B (USD) Units and Class A (GLD) Units, selling commissions of 2% of the subscription amount of each subscription for Class A (USD), Class B (USD) and Class A(GLD) Units. In addition, commencing thirteen months after the sale of Units and in return for providing ongoing services to limited partners, the Global Trend Fund will pay those selling agents (or their assignees) up to 2% of the Global Trend Fund’s average month-end net asset value. The amount paid to selling agents on Global Trend Fund Class A (USD) Units, Class B (USD) Units and Class A (GLD) Units sold pursuant to the disclosure document will not, however, exceed 8.0% of the gross offering proceeds of the Global Trend Fund Class A(USD) Units and Class A (GLD) Units and 9.0% of the gross offering proceeds of the Global Trend Fund Class B (USD) Units sold pursuant to the disclosure document. Once the respective threshold is reached with respect to the Global Trend Fund Class A (USD) Units, Class B (USD) Units or Class A (GLD) Units sold pursuant to the disclosure document, the selling agent will receive no future compensation.

     The Global Trend Fund Class A (USD) Units, Class C (USD) Units, Class A (GLD) Units and Class B (GLD) Units will pay a monthly broker-dealer custodial fee of 0.25% of Class A (USD) Units’, Class C (USD) Units’, Class A(GLD) Units’ and Class B (GLD) Units’ month-end net asset value per annum to the selling agents (the firm and not the individual) provided, however that the total of such broker-dealer custodial fees per Unit do not exceed 1.0% of the gross offering proceeds of Class A(USD) Units and Class A (GLD) Units and 6.0% of the gross offering proceeds of Class C (USD) Units and Class B (GLD) Units.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2010, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)	Security Ownership of Management. As of December 31, 2010, Campbell & Company owned 7,500.072 Units of General Partnership Interest in Class A having a value of $8,390,835 and 7,500.072 Units of General Partnership Interest in Class C having a value of $8,464,858. The amounts are summarized in the table below:

Amount and Nature
	Name of General	of General
Title of Class	Partner	Partnership	Percentage of Class
Units of Limited Partnership Interest in Class A	Campbell & Company, Inc.	7,500.072 Units	99.8% of Units outstanding

Units of Limited Partnership Interest in Class C	Campbell & Company, Inc.	7,500.072 Units	99.7% of Units outstanding
Item 13. Certain Relationships and Related Transactions, and Director Independence
     See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

Item 14. Principal Accounting Fees and Services
The principal accountant for the period April 6, 2010 (inception) through December 31, 2010 was Deloitte & Touche LLP.
(a)	Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filings for the period April 6, 2010 (inception) through December 31, 2010 were $26,975.

(b)	Tax Fees None.

(c)	All Other Fees

None.

(d)	The Board of Directors of Campbell & Company approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The Following documents are filed as part of this report:
(1)	See Financial Statements beginning on page 40 thereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit Number	Description of Document
3.01
Third Amended and Restated Agreement of Limited Partnership of the Registrant dated March 15, 2011. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 1 to the Registration Statement on Form S-1 (No. 333-166321) filed on March 18, 2011).

3.02
Amended Certificate of Limited Partnership of the Registrant. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-166321) filed on April 27, 2010).

10.01
Advisory Agreement between the Registrant and Campbell & Company. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-166321) filed on April 27, 2010).

10.02
Subscription Agreement and Power of Attorney. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 1 to the Registration Statement Form S-1 (No. 333-166321) filed on March 18, 2011).

10.03
Escrow Agreement between the Registrant and PNC Bank, National Association. (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 (No. 333-166321) filed on April 27, 2010).

10.04
Commodity Customer Agreement between the Registrant and Newedge USA, LLC (Incorporated by reference to the respective exhibit to the Registrant’s Registration Statement on Form S-1 ((No. 333-166321) filed on April 27, 2010).

10.06
Global Institutional Master Custody Agreement between the Registrant and The Northern Trust Company (Incorporated by reference to the respective exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-166321) filed on April 27, 2010).

10.07
International Swap Dealers Association, Inc. Master Agreement between the Registrant and The Royal Bank of Scotland plc (Incorporated by reference to the respective exhibit to Registrant’s Registration Statement on Form S-1 (No. 333-166321) filed on April 27, 2010).

10.08
Non-Custody Investment Advisory Agreement between the Registrant and Horizon Cash Management L.L.C. (Incorporated by reference to the respective exhibit to the Registrant’s Post-Effective Amendment Number 1 to the Registration Statement on Form S-1 (No. 333-166321) filed on March 18, 2011).

Exhibit Number	Description of Document
31.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Theresa D. Becks, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2011.

CAMPBELL GLOBAL TREND FUND
By:	CAMPBELL & COMPANY, INC.
General Partner

By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., the General Partner of the Registrant, indicated on March 31, 2011.

Signature	Capacity

/s/ D. Keith Campbell D. Keith Campbell	Chairman of the Board of Directors

/s/ Bruce L. Cleland Bruce L. Cleland	Vice Chairman of the Board of Directors

/s/ Theresa D. Becks Theresa D. Becks	Chief Executive Officer

/s/ Gregory T. Donovan Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer

CAMPBELL GLOBAL TREND FUND
ANNUAL REPORT
December 31, 2010

CAMPBELL GLOBAL TREND FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Campbell Global Trend Fund, L.P.
We have audited the accompanying statement of financial condition of Campbell Global Trend Fund, L.P. Global Trend Series (USD) (the “Fund”) as of December 31, 2010 and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for period April 6, 2010, (inception ) through December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements and financial highlights referred to above presents fairly, in all material respects, the financial position of the Fund as of December 31, 2010, the results of its operations, cash flows, changes in its partners’ capital (net asset value) and the financial highlights for the period April 6, 2010 (inception ) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
March 29, 2011

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$89,031	0.53%
Energy	$37,382	0.22%
Metals	$130,353	0.77%
Stock indices	$16,806	0.10%
Short-term interest rates	$21,390	0.13%
Long-term interest rates	$2,360	0.01%

Total long futures contracts	$297,322	1.76%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$(5,040)	(0.03)%
Energy	$(25,830)	(0.15)%
Metals	$(4,482)	(0.03)%
Stock indices	$4,023	0.02%
Short-term interest rates	$(312)	0.00%
Long-term interest rates	$(25,541)	(0.15)%

Total short futures contracts	$(57,182)	(0.34)%

Total futures contracts	$240,140	1.42%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$563,554	3.34%
Various short forward currency contracts	$(263,756)	(1.56)%

Total forward currency contracts	$299,798	1.78%

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2010

2010
ASSETS
Equity in broker trading accounts
Cash	$14,365,334
Restricted cash	1,098,083
Net unrealized gain (loss) on open futures contracts	240,140

Total equity in broker trading accounts	15,703,557

Cash and cash equivalents	1,137,076
Net unrealized gain (loss) on open forward currency contracts	299,798
Interest receivable	1,879
Other assets	62,733

Total assets	$17,205,043

LIABILITIES
Accounts payable	30,958
Advisory fee	28,621
General partner fee	14,310
Broker-dealer custodial fee	3,732
Accrued commissions and other trading fees on open contracts	1,374
Performance fee payable	221,369
Offering costs payable	7,155

Total liabilities	307,519

PARTNERS’ CAPITAL (Net Asset Value)

Class A (USD) Units — Redeemable
General Partner — 7,500.072 units outstanding at December 31, 2010	8,390,835
Limited Partner — 13.975 units outstanding at December 31, 2010	15,634

Class C (USD) Units — Redeemable
General Partner — 7,500.072 units outstanding at December 31, 2010	8,464,858
Limited Partner — 23.212 units outstanding at December 31, 2010	26,197

Total partners’ capital (Net Asset Value)	16,897,524

Total liabilities and partners’ capital (Net Asset Value)	$17,205,043

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENT OF OPERATIONS
FOR THE PERIOD APRIL 6, 2010 (INCEPTION)
THROUGH DECEMBER 31, 2010

2010(1)
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$2,037,922
Change in Unrealized	240,140
Brokerage commissions	(28,867)

Net gain (loss) from futures trading	2,249,195

Forward currency trading gains (losses)
Realized	246,841
Change in Unrealized	299,798
Brokerage commissions	(763)

Net gain (loss) from forward currency trading	545,876

Total net trading gain (loss)	2,795,071

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	6,221

Total investment income	6,221

Expenses
Advisory fee	186,055
General partner fee	93,028
Sales fee	87,567
Broker-dealer custodial fee	23,237
Performance fee	462,947
Operating expenses	44,564
Organizational expenses	10,184

Total expenses	907,582

Net investment income (loss)	(901,361)

NET INCOME (LOSS)	$1,893,710

NET INCOME (LOSS) PER PARTNERS’ CAPITAL
(based on weighted average number of units outstanding during the year)
Class A	$121.18

Class C	$131.12

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL AND LIMITED PARTNER UNIT
Class A	$118.77

Class C	$128.64

(1)	The amounts shown are for the period June 1, 2010 (commencement of trading) through December 31, 2010
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENT OF CASH FLOWS
FOR THE PERIOD APRIL 6, 2010 (INCEPTION)
THROUGH DECEMBER 31, 2010

2010
Cash flows from (for) operating activities
Net income (loss)	$1,893,710
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Change in Unrealized	(539,938)
(Increase) decrease in restricted cash	(1,098,083)
(Increase) decrease in interest receivable	(1,879)
(Increase) decrease in other assets	(62,733)
Increase (decrease) in accounts payable and accrued expenses	300,364

Net cash from (for) operating activities	491,441

Cash flows from (for) financing activities
Addition of units	15,042,144
Redemption of units	(2,000)
Offering costs paid	(29,175)

Net cash from (for) financing activities	15,010,969

Net increase (decrease) in cash and cash equivalents	15,502,410

Cash and cash equivalents
Beginning of year	$0

End of period	$15,502,410

End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$14,365,334
Cash and cash equivalents	1,137,076

Total end of year cash and cash equivalents	$15,502,410

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE PERIOD APRIL 6, 2010 (INCEPTION)
THROUGH DECEMBER 31, 2010

	Partners’ Capital — Class A
	General Partner		Limited Partner		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at April 6, 2010	1.000	$1,000	0.000	$0	1.000	$1,000

Net income (loss)		908,848		651		909,499
Additions	7,500.072	7,500,072	13.975	15,000	7,514.047	7,515,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Offering costs		(18,085)		(17)		(18,102)

Balances at December 31, 2010	7,500.072	$8,390,835	13.975	$15,634	7,514.047	$8,406,469

Net Asset Value per General and Limited Partners’ Unit — Class A

December 31, 2010	April 6, 2010

$1,118.77	$1,000.00

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENT OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE PERIOD APRIL 6, 2010 (INCEPTION)
THROUGH DECEMBER 31, 2010

	Partners’ Capital — Class C
	General Partner		Limited Partner		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at April 6, 2010	1.000	$1,000	0.000	$0	1.000	$1,000
Net income (loss)		982,994		1,217		984,211

Additions	7,500.072	7,500,072	23.212	25,000	7,523.284	7,525,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Offering costs		(18,208)		(20)		(18,228)

Balances at December 31, 2010	7,500.072	$8,464,858	23.212	$26,197	7,523.284	$8,491,055

Net Asset Value per General and Limited Partners’ Unit — Class C
December 31, 2010	April 6, 2010

$1,128.64	$1,000.00

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
FINANCIAL HIGHLIGHTS
FOR THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2010
The following information presents per unit operating performance data and other supplemental financial data for Class A for the period June 1, 2010 (commencement of trading) to December 31, 2010. This information has been derived from information presented in the financial statements.

Class A
2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$1,000.00

Income (loss) from operations:
Total net trading gains (losses)(1)	185.74
Net investment income (loss)(1)	(64.56)

Total net income (loss) from operations	121.18

Offering costs (1)	(2.41)

Net asset value per unit at end of period	$1,118.77

Total Return	11.88%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	5.81%
Performance fee	2.84%

Total expenses	8.65%

Net investment income (loss)(2,3)	(5.74)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Annualized.

(4)	Represents the net asset value per Class A Unit at June 1, 2010 (commencement of trading).
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
FINANCIAL HIGHLIGHTS
FOR THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2010
The following information presents per unit operating performance data and other supplemental financial data for Class C for the period June 1, 2010 (commencement of trading) to December 31, 2010. This information has been derived from information presented in the financial statements.

Class C
2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$1,000.00

Income (loss) from operations:
Total net trading gains (losses)(1)	186.60
Net investment income (loss)(1)	(55.53)

Total net income (loss) from operations	131.07

Offering costs(1)	(2.43)

Net asset value per unit at end of period	$1,128.64

Total Return	12.86%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee	3.90%
Performance fee	3.06%

Total expenses	6.96%

Net investment income (loss)(2)	(3.84)%

Total returns are calculated based on the change in value of a unit during the year. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Annualized.

(4)	Represents the net asset value per Class C Unit at June 1, 2010 (commencement of trading).
See Accompanying Notes to Financial Statements.

Campbell Global Trend Fund, L.P. Global Trend Series (Usd)
Notes to Financial Statements
December 31, 2010
Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A.	General Description of the Trust

Campbell Global Trend Fund, L.P. (the Fund) was formed as a Delaware series limited partnership pursuant to and in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (the Act) on December 1, 2009. The Fund consists of two series (“Series”) — the Global Trend Series (USD) and the Global Trend Series (GLD). The Act provides for the limitation of liability of each Series of the Fund to the debts, liabilities, obligations and expenses of such Series and not those of any other Series or the Fund in general. The Fund operates as a commodity investment pool and engages in the speculative trading of futures and forward currency contracts.

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

As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Fund trades.

Campbell Global Trend Fund, L.P. Global Trend Series (Usd)
Notes to Financial Statements
December 31, 2010

C.	Method of Reporting

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund’s management. Actual results may differ from these estimates. Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended December 31, 2010, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. The Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The management does not expect that adoption of the remaining provisions will have a material impact on the Fund’s financial statement disclosures.

Campbell Global Trend Fund, L.P. Global Trend Series (Usd)
Notes to Financial Statements
December 31, 2010
The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of December 31, 2010.

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Exchange-traded futures contracts	240,140	0	0	240,140
Forward currency contracts	0	299,798	0	299,798

Total	$240,140	$299,798	$0	$539,938

The gross presentation of the fair value of the Fund’s derivatives by instrument type is shown in Note 7. See Condensed Schedule of Investments for additional detail categorization.

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

Organization and initial offering costs were advanced by Campbell & Company, Inc. (Campbell & Company), the general partner. In addition, the general partner will incur all costs in connection with the continuous offering of units of the Fund. Each Class of Units, excluding Class E (USD) and Class C (GLD) , will be charged a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Class of Units’ month-end net asset value (as defined in the Amended Agreement of Limited Partnership) until such amounts are fully reimbursed to the general partner. The reimbursement is limited to 2.5% of the total subscriptions accepted by the Fund. The Fund will only be liable for payment of offering costs on a monthly basis.

If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. The amount of unreimbursed offering costs at December 31, 2010 is $546,847.

Campbell Global Trend Fund, L.P. Global Trend Series (Usd)
Notes to Financial Statements
December 31, 2010

G.	Foreign Currency Transactions

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

H.	Allocations

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

Campbell Global Trend Fund, L.P. Global Trend Series (Usd)
Notes to Financial Statements
December 31, 2010
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

Note 7.	TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio primarily focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values. A secondary emphasis is on metals, energy and agricultural values. The Fund is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Campbell Global Trend Fund, L.P. Global Trend Series (Usd)
Notes to Financial Statements
December 31, 2010
The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with interbank market makers at December 31, 2010 was $997,000, which equals 5.90% of Net Asset Value. Included in cash deposits with the broker and interbank market maker at December 31, 2010 was restricted cash for margin requirements of $1,098,083, which equals 6.50% of Net Asset Value.

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

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

The Fund adopted ASC 815, Derivatives and Hedging. ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of December 31, 2010 is as follows:

		Asset	Liability
	Statement of	Derivatives at	Derivatives at
	Financial	December 31, 2010	December 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker	$97,458	$(13,467)	$83,991
	trading accounts

Energy Contracts	Equity in broker	49,457	(37,905)	11,552
	trading accounts

Metal Contracts	Equity in broker	131,354	(5,483)	125,871
	trading accounts

Stock Indices Contracts	Equity in broker	78,515	(57,686)	20,829
	trading accounts

Short-Term Interest Rate Contracts	Equity in broker	23,451	(2,373)	21,078
	trading accounts

Long Term Interest Rate Contracts	Equity in broker	15,285	(38,466)	(23,181)
	trading accounts

Forward Currency Contracts	Net unrealized gain (loss) on forward	587,615	(287,817)	299,798
	currency contracts

Totals		$983,135	$(443,197)	$539,938

*	Derivatives not designated as hedging instruments under ASC 815

Campbell Global Trend Fund, L.P. Global Trend Series (Usd)
Notes to Financial Statements
December 31, 2010
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended December 31, 2010 is as follows:

Trading Revenue for
the Period Ended
Type of Instrument	December 31, 2010
Agricultural Contracts	$618,397
Energy Contracts	(200,005)
Metal Contracts	533,188

Stock Indices Contracts	469,767
Short-Term Interest Rate Contracts	166,690
Long Term Interest Rate Contracts	691,487
Forward Currency Contracts	546,639

Total	$2,826,163

Trading Revenue for
the Period Ended
Line Item in the Statement of Operations	December 31, 2010
Futures trading gains (losses):
Realized	$2,039,384
Unrealized	240,140
Forward currency trading gains (losses):
Realized	246,841
Unrealized	299,798

Total	$2,826,163

For the period ended December 31, 2010, the monthly average of futures contracts bought and sold was approximately 650, and the monthly average of notional value of forward currency contracts was $39,710,000.

Open contracts generally mature within three months; as of December 31, 2010, the latest maturity date for open futures contracts is March 2012 and the latest maturity date for open forward currency contracts is March 2011. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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

Campbell Global Trend Fund, L.P. Global Trend Series (Usd)
Notes to Financial Statements
December 31, 2010
Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund’s assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The limited partners bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.	INDEMNIFICATIONS

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

Note 9.	SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. Other than the following, there are no subsequent events to dislose or record. On March 18, 2011, the Fund filed a registration statement with the Securities and Exchange Commission to merge the Global Trend Series (GLD) into the Global Trend Series (USD). As of March 29, 2011, the registration is not yet effective.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2
31.02	Certification by Chief Financial Officer	E 3
32.01	Certification by Chief Executive Officer	E 4
32.02	Certification by Chief Financial Officer	E 5

E-1