Form 10-Q
period 2011-03-31
Campbell Global Trend Fund, L.P.
filed 2011-05-16
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________to______________
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 (Unaudited)	3-4

	Statements of Financial Condition as of March 31, 2011 and December 31, 2010 (Unaudited)	5

	Statement of Operations for the Three Months Ended March 31, 2011 (Unaudited)	6

	Statement of Cash Flows for the Three Months Ended March 31, 2011 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2011 (Unaudited)	8

	Financial Highlights for the Three Months Ended March 31, 2011 (Unaudited)	9-10

	Notes to Financial Statements (Unaudited)	11-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22-28

Item 4.	Controls and Procedures	28

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES		30

CERTIFICATIONS
EX-31.01
EX-31.02
EX-32.01
EX-32.02

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2011 (Unaudited)
LONG FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$26,904	0.17%
Energy	$80,744	0.50%
Metals	$49,666	0.30%
Stock indices	$100,063	0.61%
Short-term interest rates	$(46,838)	(0.29)%
Long-term interest rates	$(103,185)	(0.63)%

Total long futures contracts	$107,354	0.66%

SHORT FUTURES CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Agriculture	$(10,770)	(0.07)%
Energy	$(2,850)	(0.02)%
Metals	$(42,812)	(0.26)%
Stock indices	$(4,213)	(0.03)%
Short-term interest rates	$25,256	0.16%
Long-term interest rates	$17,779	0.11%

Total short futures contracts	$(17,610)	(0.11)%

Total futures contracts	$89,744	0.55%

FORWARD CURRENCY CONTRACTS

		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$199,353	1.22%
Various short forward currency contracts	$(242,862)	(1.49)%

Total forward currency contracts	$(43,509)	(0.27)%

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)
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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENTS OF FINANCIAL CONDITION
March 31, 2011 and December 31, 2010 (Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Equity in broker trading accounts
Cash	$13,475,574	$14,365,334
Restricted cash	1,537,256	1,098,083
Net unrealized gain (loss) on open futures contracts	89,744	240,140

Total equity in broker trading accounts	15,102,574	15,703,557

Cash and cash equivalents	1,190,557	1,137,076
Net unrealized gain (loss) on open forward currency contracts	(43,509)	299,798
Interest receivable	843	1,879
Subscriptions receivable	145,009	0
Prepaid expenses	750	0
Other assets	25,525	62,733

Total assets	$16,421,749	$17,205,043

LIABILITIES
Accounts payable	29,855	30,958
Advisory fee	27,075	28,621
General partner fee	13,538	14,310
Broker-dealer custodial fee	3,384	3,732
Accrued commissions and other trading fees on open contracts	1,794	1,374
Performance fee payable	0	221,369
Offering costs payable	6,769	7,155

Total liabilities	82,415	307,519

PARTNERS’ CAPITAL (Net Asset Value)

Class A (USD) Units — Redeemable
General Partner — 7,500.072 units outstanding at March 31, 2011 and December 31, 2010	8,007,062	8,390,835
Limited Partner — 157.956 and 13.975 units outstanding at March 31, 2011 and December 31, 2010	168,635	15,634

Class C (USD) Units — Redeemable
General Partner — 7,500.072 units outstanding at March 31, 2011 and December 31, 2010	8,114,463	8,464,858
Limited Partner — 45.452 and 23.212 units outstanding at March 31, 2011 and December 31, 2010	49,174	26,197

Total partners’ capital (Net Asset Value)	16,339,334	16,897,524

Total liabilities and partners’ capital (Net Asset Value)	$16,421,749	$17,205,043

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011 (Unaudited)

Three Months Ended
March 31, 2011(1)
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(194,639)
Change in unrealized	(150,396)
Brokerage commissions	(10,826)

Net gain (loss) from futures trading	(355,861)

Forward currency trading gains (losses)
Realized	171,354
Change in unrealized	(343,307)
Brokerage commissions	(481)

Net gain (loss) from forward currency trading	(172,434)

Total net trading gain (loss)	(528,295)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	4,150

Total investment income	4,150

Expenses
Advisory fee	84,155
General partner fee	42,078
Service fee	37,608
Broker-dealer custodial fee	10,266
Operating expenses	18,909

Total expenses	193,016

Net investment income (loss)	(188,866)

NET INCOME (LOSS)	$(717,161)

NET INCOME (LOSS) PER PARTNERS’ CAPITAL (based on weighted average number of units outstanding during the year)
Class A	$(49.91)

Class C	$(45.41)

INCREASE (DECREASE) IN NET ASSET VALUE PER MANAGING OPERATOR AND OTHER UNITHOLDERS UNIT
Class A	$(51.17)

Class C	$(46.72)

(1)	The Fund commenced trading on June 1, 2010; therefore, no information is provided for the three months ended December 31, 2010
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011 (Unaudited)

Three Months Ended
March 31, 2011(1)
Cash flows from (for) operating activities
Net income (loss)	$(717,161)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	493,703
(Increase) decrease in restricted cash	(439,173)
(Increase) decrease in interest receivable	1,036
(Increase) decrease in prepaid expenses	(750)
(Increase) decrease in other assets	37,208
Increase (decrease) in accounts payable and accrued expenses	(224,718)

Net cash from (for) operating activities	(849,855)

Cash flows from (for) financing activities
Addition of units	35,001
Offering costs paid	(21,425)

Net cash from (for) financing activities	13,576

Net increase (decrease) in cash and cash equivalents	(836,279)

Cash and cash equivalents

Beginning of period	15,502,410

End of period	$14,666,131

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$13,475,574
Cash and cash equivalents	1,190,557

Total end of period cash and cash equivalents	$14,666,131

(1)	The Fund commenced trading on June 1, 2010; therefore, no information is provided for the three months ended December 31, 2010
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2011 (Unaudited)

	Partners’ Capital — Class A(1)
	General Partner		Limited Partner		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2010	7,500.072	$8,390,835	13.975	$15,634	7,514.047	$8,406,469

Additions	0.000	0	143.981	155,009	143.981	155,009
Net income (loss)		(373,347)		(1,981)		(375,328)
Offering costs		(10,426)		(27)		(10,453)

Balances at March 31, 2011	7,500.072	$8,007,062	157.956	$168,635	7,658.028	$8,175,697

Net Asset Value per General and Limited Partners’ Unit — Class A
March 31, 2011	December 31, 2010

$1,067.60	$1,118.77

	Partners’ Capital — Class C(1)
	General Partner		Limited Partner		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2010	7,500.072	$8,464,858	23.212	$26,197	7,523.284	$8,491,055

Additions	0.000	0	22.240	25,001	22.240	25,001
Net income (loss)		(339,847)		(1,986)		(341,833)
Offering costs		(10,548)		(38)		(10,586)

Balances at March 31, 2011	7,500.072	$8,114,463	45.452	$49,174	7,545.524	$8,163,637

Net Asset Value per General and Limited Partners’ Unit — Class C
March 31, 2011	December 31, 2010

$1,081.92	$1,128.64

(1)	Class A Units and Class C Units commenced trading on June 1, 2010; therefore, no information is provided for the three months ended March 31, 2010.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2011 (Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for Class A units for the three months ended March 31, 2011. This information has been derived from information presented in the unaudited financial statements.

Class A(5)
Three Months Ended
March 31, 2011
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,118.77

Income (loss) from operations:
Total net trading gains (losses) (1)	(34.78)
Net investment income (loss)(1)	(15.00)

Total net income (loss) from operations	(49.78)

Offering costs (1)	(1.39)

Net asset value per unit at end of period	$1,067.60

Total Return	(4.57)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	5.50%
Performance fee (3)	0.00%

Total expenses	5.50%

Net investment income (loss) (2,4)	(5.40)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Class A Units commenced trading on June 1, 2010; therefore, no information is provided for the three months ended December 31, 2010
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2011 (Unaudited)
The following information presents per unit operating performance data and other supplemental financial data for Class C units for the three months ended March 31, 2011. This information has been derived from information presented in the unaudited financial statements.

Class C(5)
Three Months Ended
March 31, 2011
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,128.64

Income (loss) from operations:
Total net trading gains (losses) (1)	(35.20)
Net investment income (loss)(1)	(10.11)

Total net income (loss) from operations	(45.31)

Offering costs (1)	(1.41)

Net asset value per unit at end of period	$1,081.92

Total Return	(4.14)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.70%
Performance fee (3)	0.00%

Total expenses	3.70%

Net investment income (loss) (2,4)	(3.60)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Class C Units commenced trading on June 1, 2010; therefore, no information is provided for the three months ended December 31, 2010
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)
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

The Fund was initially seeded with $1,000 each in Class A (USD), Class B (USD), Class C (USD), Class D (USD), Class A (GLD) and Class B (GLD) as of April 6, 2010. These amounts were redeemed before the Fund began trading on June 1, 2010. The Global Trend Series (GLD) has yet to commence trading. Therefore, the financial statements presented for the Global Trend Series (USD) are representative of the financial statements of the Campbell Global Trend Fund, L.P. in its entirety, as the Global Trend Series (GLD) has no activity to report as of the date of the financial statements. Refer to Note 10 regarding the Fund’s filing with Securities and Exchange Commission to merge the Global Trend Series (GLD) into the Global Trend Series (USD).

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, “Offsetting — Balance Sheet.” The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Fund adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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
MARCH 31, 2011 (Unaudited)
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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund’s own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2011, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions have not had a material impact on the Fund’s financial statement disclosures.

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

	Fair Value at March 31, 2011
Description	Level 1	Level 2	Level 3	Total
Exchange-traded futures contracts	$89,744	$0	$0	$89,744
Forward currency contracts	0	(43,509)	0	(43,509)

Total	$89,744	$(43,509)	$0	$46,235

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Exchange-traded futures contracts	$240,140	$0	$0	$240,140
Forward currency contracts	0	299,798	0	299,798

Total	$240,140	$299,798	$0	$539,938

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

Management has continued to evaluate the application of ASC 740, “Income Taxes”, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The 2010 tax year generally remains subject to the examination by the U.S. federal and most state tax authorities.

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

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)
If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. The amount of unreimbursed offering costs at March 31, 2011 and December 31, 2010 are $548,750 and $546,847, respectively.

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
Operating expenses for each Class of Units in the Fund are restricted by the Amended Agreement of Limited Partnership to 0.50% per annum of the average month-end net asset value (as defined) of each Class of Units. Any operating expense which exceeds the 0.50% expense cap will be reimbursed by Campbell & Company.
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
MARCH 31, 2011 (Unaudited)
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
The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, “derivatives”). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agricultural values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with interbank market makers at March 31, 2011 and December 31, 2010 was $1,168,599 and $997,000, respectively, which equals 7% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at March 31, 2011 and December 31, 2010 was restricted cash for margin requirements of $1,537,256 and $1,098,083 respectively, which equals 9% and 6% of Net Asset Value respectively.

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

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. See Note 1. C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives.

The fair value of the Fund’s derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of March 31, 2011 and December 31, 2010 is as follows:

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	March 31, 2011	March 31, 2011
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$56,032	$(39,898)	$16,134
Energy Contracts	Equity in broker trading accounts	80,744	(2,850)	77,894
Metal Contracts	Equity in broker trading accounts	71,961	(65,107)	6,854
Stock Indices Contracts	Equity in broker trading accounts	105,029	(9,179)	95,850
Short-Term Interest Rate Contracts	Equity in broker trading accounts	25,256	(46,838)	(21,582)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	21,168	(106,574)	(85,406)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	449,654	(493,163)	(43,509)

Totals		$809,844	$(763,609)	$46,235

*	Derivatives not designated as hedging instruments under ASC 815

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

		Asset	Liability
		Derivatives at	Derivatives at
	Statement of Financial	December 31, 2010	December 31, 2010
Type of Instrument *	Condition Location	Fair Value	Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$97,458	$(13,467)	$83,991
Energy Contracts	Equity in broker trading accounts	49,457	(37,905)	11,552
Metal Contracts	Equity in broker trading accounts	131,354	(5,483)	125,871
Stock Indices Contracts	Equity in broker trading accounts	78,515	(57,686)	20,829
Short-Term Interest Rate Contracts	Equity in broker trading accounts	23,451	(2,373)	21,078
Long-Term Interest Rate Contracts	Equity in broker trading accounts	15,285	(38,466)	(23,181)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	587,615	(287,817)	299,798

Totals		$983,135	$(443,197)	$539,938

*	Derivatives not designated as hedging instruments under ASC 815
The trading revenue of the Fund’s derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the period ended March 31, 2011 is as follows:

Trading Revenue for
the Three Months Ended
Type of Instrument	March 31, 2011
Agricultural Contracts	$29,974
Energy Contracts	401,652
Metal Contracts	(88,434)
Stock Indices Contracts	(353,856)
Short-Term Interest Rate Contracts	(154,530)
Long Term Interest Rate Contracts	(175,287)
Forward Currency Contracts	(171,953)

Total	$(512,434)

Trading Revenue for
the Three Months Ended
Line Item in the Statement of Operations	March 31, 2011
Futures trading gains (losses):
Realized	$(190,085)
Change in unrealized	(150,396)
Forward currency trading gains (losses):
Realized	171,354
Change in unrealized	(343,307)

Total	$(512,434)

For the three months ended March 31, 2011, the monthly average of futures contracts bought and sold was approximately 930, and the monthly average of notional value of forward currency contracts was $51,270,000.
Open contracts generally mature within twelve months; as of March 31, 2011, the latest maturity date for open futures contracts is June 2012 and the latest maturity date for open forward currency contracts is June 2011. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

CAMPBELL GLOBAL TREND FUND, L.P.
GLOBAL TREND SERIES (USD)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)
Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company’s basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company’s attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses. Campbell & Company controls the risk of the Fund’s non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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
The statement of financial condition, including the condensed schedule of investments, as of March 31, 2011 and December 31, 2010 , and the statement of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2011, and the results of operations, cash flows, changes in partners’ capital (Net Asset Value) and financial highlights for the three months ended March 31, 2011.
Note 10.	SUBSEQUENT EVENTS
Management of the Fund has evaluated subsequent events through the date the financial statements were filed. Other than the following, there are no subsequent events to dislose or record. On March 18, 2011, the Fund filed a registration statement with the Securities and Exchange Commission to merge the Global Trend Series (GLD) into the Global Trend Series (USD). The registration became effective on May 2, 2011.

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

The Global Trend Fund (USD) began trading on June 1, 2010. As of March 31, 2011, the Global Trend Series (GLD) has not commenced trading and does not have any performance history. On March 18, 2011, the Fund filed a registration statement with the Securities and Exchange Commission to merge the Global Trend Series (GLD) into the Global Trend Series (USD). The registration became effective on May 2, 2011.
As of March 31, 2011, the aggregate capitalization of the Global Trend Fund was $16,339,334 with Class A and Class C comprising $8,175,697 and $8,163,637, respectively, of the total. The Net Asset Value per Unit was $1,067.60 for Class A and $1,081.92 for Class C. No units have been issued for Class B, Class D or Class E.
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
The Fund will record all investments at fair value in its financial statements, with changes in fair value reported as a component of change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts which are traded in the inter-bank market).
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
Approximately 10% to 30% of the Fund’s assets will normally be committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets will be maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets will be deposited with over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets will be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Trust’s assets may be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.
The Trust may occasionally receive margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparties, which will be met by moving the required portion of the assets held in bank or other brokerage accounts to the account on margin call. The Fund has not needed to liquidate any position as a result of a margin call.
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
Results of Operations
The returns for the three months ending March 31, 2011 for Class A and Class C were (4.57)% and (4.14)%, respectively. During this period, the Fund accrued advisory and general partner fees in the amount of $126,233, and paid advisory and general partner fees in the amount of $128,551. The Fund accrued performance fees in the amount of $0, and paid performance fees in the amount of $221,369 during this period.
2011
Of the 2011 year-to-date decrease of (4.57)% for Class A, approximately (3.03)% was due to trading losses (before commissions) and approximately (1.56)% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A, offset by approximately 0.02% due to investment income.
Of the 2011 year-to-date decrease of (4.14)% for Class C, approximately (3.03)% was due to trading losses (before commissions) and approximately (1.13)% due to brokerage fees, management fees, offering costs and operating expenses borne by Class C, offset by approximately 0.02% due to investment income.

An analysis of the 3.03% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	2.04%
Currencies	(1.02)
Interest Rates	(1.95)
Stock Indices	(2.10)

(3.03)%

2011 started with global equities trending higher, fueled by improving U.S. labor market conditions, a “pro-business” move toward the center by President Obama, stronger corporate earnings and a general rotation from fixed income into stocks. The Fund’s long equity positions made the sector the best performer for the month, in the face of such a rising global equity environment. Commodity trading also produced gains for the month from the Fund’s long positions in agricultural and energy contracts. Most energy contracts exploded to 24 month highs on strong global demand due to cold weather in the U.S. / U.K. and civil unrest in the Middle East. Cotton started 2011 up over 16% for the month on surging demand from the world’s biggest consumer, China. Currency trading on the month proved difficult as the Fund’s short position in the U.S. Dollar generated losses as emerging market risk aversion was prompted by the Egyptian anti-government protests. Additional losses were recorded in the fixed income markets from the Fund’s long position in short-term European rates. The bond market was choppy during the first part of January until concerns were raised about Euro-zone inflation, causing a sell-off in short-term rates as market participants began pricing in future rate hikes.
In February, geo-political concerns, centering on the growing Middle East/North African (MENA) populist uprising, overwhelmed commodity markets. This regional tension generated significant price movements in the energy sector fueling gains for the Fund. Precious Metals, including gold and silver, were also strong contributors, along with soft commodities such as cotton (+17% during the month) and coffee as they continued their upward trends. Despite the MENA unrest, additional gains were recorded in equity trading on improving macroeconomic data supporting the global recovery theme. Currency trading took its cue from the energy complex during the month, as investors grew cautious about global monetary policy. While some of the major currencies rallied during the month, others like the New Zealand Dollar fell dramatically on the devastation of a massive earthquake in the Christchurch region. In the aggregate, currency trading was marginally positive on the month for the Fund. Fixed Income trading finished slightly negative as price action was choppy across the global, mainly from better economic data in the early part of the month followed by risk aversion in the second half of the month.

The “V-shaped” behavior in most sectors during March can be widely attributed to global stock market volatility compounded by the devastating earthquake and resulting tsunami in Japan, followed by upside surprises to manufacturing data and other economic activity as the month came to a close. Global stock markets were extremely volatile as the Middle East/North Africa (MENA) unrest and Europe’s sovereign debt crisis both worsened prior to the crisis in Japan that concluded with threats of a nuclear reactor emergency. While the Nikkei finished down approximately 8% for March, the U.S. stock market was relatively unchanged despite large mid-month swings. The Trust’s models adjusted to the abrupt price swings by reducing long equity exposure over 50% (region specific) by mid-month across the U.S., Europe and Asia. Stock indices trading was the worst performing sector for March. Commodities took their cue from the Equity markets in reacting to the “twin shocks,” with particular impact on base metal prices. Risk-aversion-based gains from long positions in energies and precious metals were not enough to overcome losses in nickel, copper and corn. Currency trading also proved challenging as Central Banks intervened, in a resolute way, in response to excess volatility and disorderly movements in exchange rates that were perceived as having adverse implications for economic and financial stability. In particular, the Trust’s short position in the Japanese Yen suffered as a result of the repatriation of Yen back to Japan. While risk exposures were light in fixed income trading, small losses were incurred in both short-term and long-term rates due to choppy market price action.
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
The Fund’s Trading Value at Risk in Different Market Sectors
The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2011 and December 31, 2010 and the trading gains/losses by market category for the three months ended March 31, 2011 and the period June 1 (commencement of trading) through December 31, 2010.

	March 31, 2011
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Stock Indices	1.05%	(2.10)%
Commodities	1.02%	2.04%
Currencies	0.66%	(1.02)%
Interest Rates	0.31%	(1.95)%

Aggregate/Total	2.29%	(3.03)%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Trust for the three months ended March 31, 2011.
Of the 2011 year-to-date decrease of (4.57)% for Class A, approximately (3.03)% was due to trading losses (before commissions) and approximately (1.56)% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A, offset by approximately 0.02% due to investment income.
Of the 2011 year-to-date decrease of (4.14)% for Class C, approximately (3.03)% was due to trading losses (before commissions) and approximately (1.13)% due to brokerage fees, management fees, offering costs and operating expenses borne by Class C, offset by approximately 0.02% due to investment income.

	December 31, 2010
		Trading
Market Sector	Value at Risk*	Gain/(Loss)**

Commodities	0.83%	6.08%
Stock Indices	0.61%	2.66%
Interest Rates	0.56%	6.28%
Currencies	0.55%	3.47%

Aggregate/Total	1.95%	18.49%

*	— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Trust for the period June 1 (commencement of trading) through December 31, 2010.
Of the 11.88% return for the period June 1 (commencement of trading) through December 31, 2010 for Class A, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% due to investment income, offset by approximately (6.65)% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A.
Of the 12.86% return for the period June 1 (commencement of trading) through December 31, 2010 for Class C, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% due to investment income, offset by approximately (5.67)% due to brokerage fees, management fees, offering costs and operating expenses borne by Class C.
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
The following were the primary trading risk exposures of the Fund as of March 31, 2011, by market sector.
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
The following were the primary non-trading risk exposures of the Fund as of March 31, 2011.
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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The means by which the Fund and Campbell & Company, severally, attempt to manage the risk of the Fund’s open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per “risk unit” of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses.
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

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
     Note
Item 2. Changes in Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None
Item 6. Exhibits and Reports on Form 8-K.
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
     (b) Reports of Form 8-K
     None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL GLOBAL TREND FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: May 16, 2011	By:	/s/ Theresa D. Becks
Theresa D. Becks
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E 2 - E 3
31.02	Certification by Chief Financial Officer	E 4 - E 5
32.01	Certification by Chief Executive Officer	E 6
32.02	Certification by Chief Financial Officer	E 7

-E1-