Form 10-Q
period 2011-06-30
Campbell Global Trend Fund, L.P.
filed 2011-08-15
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 333-166321

CAMPBELL GLOBAL TREND FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	27-1412568
(State of Organization)	(IRS Employer Identification Number

2850 Quarry Lake Drive
Baltimore, Maryland 21209
(Address of principal executive offices, including zip code)

(410) 413-2600
(Registrant's telephone number, including area code)

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 (Unaudited)	3-4

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010 (Unaudited)	5

	Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)	8-10

	Financial Highlights for the Three Months and Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)	11-14

	Notes to Financial Statements (Unaudited)	15-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29-33

Item 4.	Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	[Removed and Reserved]	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

SIGNATURES		36

CAMPBELL GLOBAL TREND FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
JUNE 30, 2011 (Unaudited)

LONG FUTURES CONTRACTS
		% of Net
Description	Values ($)	Asset Value
Agriculture	$(19,650)	(0.12)%
Energy	(4,224)	(0.02)%
Metals	(11,295)	(0.07)%
Stock indices	173,111	1.04%
Short-term interest rates	(112,887)	(0.68)%
Long-term interest rates	(280,907)	(1.69)%
Total long futures contracts	(255,852)	(1.54)%

SHORT FUTURES CONTRACTS
		% of Net
Description	Values ($)	Asset Value
Agriculture	$31,341	0.19%
Energy	(21,480)	(0.13)%
Metals	(82,718)	(0.50)%
Stock indices	(46,660)	(0.28)%
Total short futures contracts	(119,517)	(0.72)%
Total futures contracts	$(375,369)	(2.26)%

FORWARD CURRENCY CONTRACTS
		% of Net
Description	Values ($)	Asset Value
Various long forward currency contracts	$266,837	1.61%
Various short forward currency contracts	(130,147)	(0.79)%
Total forward currency contracts	$136,690	0.82%

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
June 30, 2011 and December 31, 2010 (Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Equity in borker trading accounts
Cash	$12,447,196	$14,365,334
Restriced cash	2,639,180	1,098,083
Net unrealized gain (loss) on open futures contracts	(375,369)	240,140
Total equity in broker trading accounts	14,711,007	15,703,557

Cash and cash equivalents	1,832,991	1,137,076
Net unrealized gain (loss) on open forward currency contracts	136,690	229,798
Interest receivable	785	1,879
Prepaid expenses	4147	0
Other assets	2,792	62,733
Total assets	$16,688,412	$17,135,043

LIABILITIES
Accounts payable	$25,183	$30,958
Advisory fee	27,701	28,621
General partner fee	13,851	14,310
Broker-dealer custodial fee	3,447	3,732
Sales fee	13,458	0
Accrued commissions and other trading fees on open contracts	2,626	1,374
Performance fee payable	0	221,369
Offering costs payable	6,925	7,155
Total liabilities	93,191	307,519

PARTNERS' CAPITAL (Net Asset Value)
Class A Units - Redeemable
General Partner - 7,500.072 units outstanding at June 30, 2011 and December 31, 2010	8,036,327	8,390,835
Limited Partners - 175.440 and 13.975 units outstanding at June 30, 2011 and December 31, 2010	187,996	15,634
Class B Units - Redeemable
Limited Partners - 5.000 and 0.000 units outstanding at June 30, 2011 and December 31, 2010	4,656	0
Class C Units - Redeemable
General Partner - 7,500.072 units outstanding at June 30, 2011 and December 31, 2010	8,182,278	8,464,858
Limited Partners - 67.562 and 23.212 units outstanding at June 30, 2011 and December 31, 2010	73,702	26,197
Class D Units - Redeemable
Limited Partners - 117.979 and 0.000 units outstanding at June 30, 2011 and December 31, 2010	110,262	0
Total partners' capital (Net Asset Value)	16,595,221	16,897,524

Total liabilities and partners' capital (Net Asset Value)	$16,688,412	$17,205,043

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENT OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	Period April 6, 2010 (inception) through June 30,
TRADING GAINS (LOSSES)	2011	2011	2010(1)
Futures trading gains (losses)
Realized	$37,765	$(156,874)	$(87,610)
Change in unrealized	(465,113)	(615,509)	324,934
Brokerage commissions	(16,756)	(27,582)	(8,346)
Net gain (loss) from futures trading	(444,104)	(799,965)	228,978
Forward currency trading gains (losses)
Realized	575,640	746,994	(53,857)
Change in unrealized	180,199	(163,108)	(231,751)
Brokerage commissions	(618)	(1,099)	(141)
Net gain (loss) from forward currency trading	755,221	582,787	(285,749)
Total net trading gain (loss)	311,117	(217,178)	(56,771)
NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,422	5,572	499
Total investment income	1,422	5,572	499
Expenses
Advisory fee	85,834	169,989	24,874
General partner fee	42,918	84,996	12,437
Sales fee	39,392	77,000	12,500
Broker-dealer custodial fee	10,643	20,909	3,108
Operating expenses	21,432	40,341	7,057
Organizational expenses	0	0	3,110
Total expenses	200,219	393,235	63,086
Net investment income (loss)	(198,797)	(387,663)	(62,587)
NET INCOME (LOSS)	$112,320	$(604,841)	$(119,358)

NET INCOME (LOSS) PER GENERAL PARTNER AND LIMITED PARTNER UNIT (based on weighted average number of units outstanding during the period)(2)
Class A	$5.13	$(44.24)	$(8.79)
Class B(2)	$(67.93)	$(67.93)	n/a
Class C	$10.33	$(34.98)	$(7.13)
Class D(2)	$(64.73)	$(64.73)	n/a

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL PARTNER AND LIMITED PARTNER UNIT (2)
Class A	$3.90	$(47.27)	$(9.00)
Class B(2)	$(68.71)	$(68.71)	n/a
Class C	$9.04	$(37.68)	$(7.33)
Class D(2)	$(65.41)	$(65.41)	n/a
____________
(1) The amounts shown are for the period June 1, 2010 (inception of trading) through June 30, 2010.
(2) Class B Units and Class D Units commenced trading on May 1, 2011; therefore, the information shown is for the period May 1, 2011 through June 30, 2011. No information is provided for Class B Units and Class D Units for the period ended June 30, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)

	Six Months Ended June 30, 2011	Period April 6, 2010 (inception) through June 30, 2010
Cash flows from (for) operating activities
Net income (loss)	$(604,841)	$(119,358)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	778,617	(93,183)
(Increase) decrease in restricted cash	(1,541,097)	(2,039,316)
(Increase) decrease in interest receivable	1,094	(68)
(Increase) decrease in prepaid expenses	(4,147)	0
(Increase) decrease in other assets	59,941	(137,500)
Increase (decrease) in accounts payable and accrued expenses	(214,098)	52,937
Net cash from (for) operating activities	(1,524,531)	(2,336,488)

Cash flows from (for) financing activities
Addition of units	345,034	15,002,144
Redemption of units	0	(2,000)
Offering costs paid	(42,726)	0
Net cash from (for) fmancing activities	302,308	15,000,144

Net increase (decrease) in cash and cash equivalents	(1,222,223)	12,663,656

Cash and cash equivalents
Beginning of period	15,502,410	0
End of period	$14,280,187	$12,663,656

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$12,447,196	$116,936
Cash and cash equivalents	1,832,991	12,546,720
Total end of period cash and cash equivalents	$14,280,187	$12,663,656

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)

	Partners' Capital - Class A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2010	7,500.072	$8,390,835	13.975	$15,634	7,514.047	$8,406,469
Additions	0.000	0	161.465	175,014	161.465	175,014
Redemptions	0.000	0	0.000	0	0.000	0
Net income for the period ended June 30, 2011		(333,624)		(2,388)		(336,012)
Offering costs		(20,884)		(264)		(21,148)
Balances at June 30, 2011	7,500.072	$8,036,327	175.440	$187,996	7,675.512	$8,224,323

	Partners' Capital - Class A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at April 6, 2010 (inception)	1.000	$1,000	0.000	$0	1.000	$1,000
Additions	7,500.072	7,500,072	0.000	0	7,500.072	7,500,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Net income for the period April 1, 2010 (inception) to June 30, 2010		(65,911)		0		(65,911)
Offering costs		(1,553)		0		(1,553)
Balances at June 30, 2010	7,500.072	$7,432,608	0.000	$0	7,500.072	$7,432,608

Net Asset Value per General and Limited Partners' Unit - Class A
June 30, 2011	December 31, 2010	June 30, 2010	April 6, 2010
$1,071.50	$1,118.77	$991.00	$1,000.00

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)

	Partners' Capital - Class C
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at December 31, 2010	7,500.072	$8,464,858	23.212	$26,197	7,523.284	$8,491,055
Additions	0.000	0	44.350	50,002	44.350	50,002
Redemptions	0.000	0	0.000	0	0.000	0
Net income for the period ended June 30, 2011		(261,405)		(2,385)		(263,790)
Offering costs		(21,175)		(112)		(21,287)
Balances at June 30, 2010	7,500.072	$8,182,278	67.562	$73,702	7,567.634	$8,255,980

	Partners' Capital - Class C
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at April 6, 2010 (inception)	1.000	$1,000	0.000	$0	1.000	$1,000
Additions	7,500.072	7,500,072	0.000	0	7,500.072	7,500,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Net income for the period April 1, 2010 (inception) to June 30, 2010		(53,447)		0		(53,447)
Offering costs		(1,556)		0		(1,556)
Balances at June 30, 2010	7,500.072	$7,445,069	0.000	$0	7,500.072	$7,445,069

Net Asset Value per General and Limited Partners' Unit - Class C
June 30, 2011	December 31, 2010	June 30, 2010	April 6, 2010
$1,090.96	$1,128.64	$992.67	$1,000.00

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)

	Class B (1)		Class D (1)
	Limited Partners		Limited Partners
	Units	Amount	Units	Amount
Balances at December 31, 2010	0.000	$0	0.000	$0
Additions	5.000	5,000	117.979	115,018
Net income for the period ended June 30, 2011		(340)		(4,699)
Offering costs		(4)		(57)
Balances at June 30, 2011	5.000	$4,656	117.979	$110,262

	Net Asset Value per Limited Partners' Unit - Class B		Net Asset Value per Limited Partners' Unit - Class D
	June 30, 2011	May 1, 2011	June 30, 2011	May 1, 2011
	$931.29	$1,000.00	$934.59	$1,000.00
____________
(1) Class B Units and Class D Units commenced trading on May 1, 2011; therefore, no information is provided for the period April 6, 2010 (inception) through ended June 30, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class A for the three months and six months ended June 30, 2011 and the period June 1, 2010 (commencement of trading) through June 30, 2010. This information has been derived from information presented in the unaudited financial statements.

	Class A(5)
	Three Months Ended June 30,	Six Months Ended June 30,	Period June 1, 2010 (commencement of trading) through June 30,
	2011	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)
Net asset value per unit at beginning of period	$1,067.60	$1,118.77	$1,000.00(6)

Income (loss) from operations:
Total net trading gains (losses)(1)	20.79	(13.99)	(3.79)
Net investment income (loss)(1)	(15.50)	(30.50)	(5.00)
Total net income (loss) from operations	5.29	(44.49)	(8.79)
Offering costs(1)	(1.39)	(2.78)	(0.21)
Net asset value per unit at end of period	$1,071.50	$1,071.50	$991.00
Total Return(3)	0.37%	(4.23)%	(0.90)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(4)	5.67%	5.55%	6.07%
Performance fee(3)	0.00%	0.00%	0.00%
Total expenses	5.67%	5.55%	6.07%

Net investment income (loss)(2,4)	(5.64)%	(5.49)%	(6.03)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Class A Units commenced trading on June 1, 2010.

(6)	Represents the net asset value per Class A unit at June 1, 2010 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class B for the period May 1, 2011 (commencement of trading) through June 30, 2011. This information has been derived from information presented in the unaudited financial statements.

Class B(5)
Period May 1, 2011 (commencement of trading) through June 30,
2011
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,000.00(6)

Income (loss) from operations:
Total net trading gains (losses)(1)	(58.82)
Net investment income (loss) (1)	(9.09)
Total net income (loss) from operations	(67.91)
Offering costs(1)	(0.80)
Net asset value per unit at end of period	$931.29
Total Return(3)	(6.87)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(4)	5.68%
Performance fee(3)	0.00%
Total expenses	5.68%

Net investment income (loss)(2,4)	(5.64)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Class B Units commenced trading on May 1, 2011.

(6)	Represents the net asset value per Class B unit at May 1, 2011 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class C for the three months and six months ended June 30, 2011 and the period June 1, 2010 (commencement of trading) through June 30, 2010. This information has been derived from information presented in the unaudited financial statements.

	Class C(5)
	Three Months Ended June 30,	Six Months Ended June 30,	Period June 1, 2010 (commencement of trading) through June 30,
	2011	2011	2010
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,081.92	$1,128.64	$1,000.00(6)

Income (loss) from operations:
Total net trading gains (losses)(1)	20.98	(14.22)	(3.78)
Net investment income (loss)(1)	(10.52)	(20.64)	(3.34)
Total net income (loss) from operations	10.46	(34.86)	(7.12)
Offering costs(1)	(1.42)	(2.82)	(0.21)
Net asset value per unit at end of period	$1,090.96	$1,090.96	$992.67
Total Return(3)	0.84%	(3.34)%	(0.73)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(4)	3.80%	3.74%	4.06%
Performance fee(3)	0.00%	0.00%	0.00%
Total expenses	3.80%	3.74%	4.06%

Net investment income (loss)(2,4)	(3.77)%	(3.67)%	(4.02)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Class C Units commenced trading on June 1, 2010.

(6)	Represents the net asset value per Class C unit at June 1, 2010 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Six Months Ended June 30, 2011 and the Period April 6, 2010 (inception) through June 30, 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class D for the period May 1, 2011 (commencement of trading) through June 30, 2011. This information has been derived from information presented in the unaudited financial statements.

Class D(5)
Period May 1, 2011 (commencement of trading) through June 30,
2011
Per Unit Performance (for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,000.00(6)

Income (loss) from operations:
Total net trading gains (losses)(1)	(58.89)
Net investment income (loss) (1)	(5.73)
Total net income (loss) from operations	(64.62)
Offering costs(1)	(0.79)
Net asset value per unit at end of period	$934.59
Total Return(3)	(6.54)%

Supplemental Data
Ratios to average net asset value:
Expenses prior to performance fee(4)	3.51%
Performance fee(3)	0.00%
Total expenses	3.51%

Net investment income (loss)(2,4)	(3.55)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)
Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.

(2)	Excludes performance fee.

(3)	Not annualized

(4)	Annualized

(5)	Class D Units commenced trading on May 1, 2011.

(6)	Represents the net asset value per Class D unit at May 1, 2011 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

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

The Global Trend Fund seeks appreciation through trading a diversified portfolio of global futures and currencies pursuant to both traditional trend following and factor based trend following models (the Trend Following Portfolio). The Fund consists of five classes of limited partnership Units: Class A Units, Class B Units, Class C Units, Class D Units and Class E Units. Only Class A Units, Class B Units, Class C Units and Class D Units will be offered. Class E Units are not being offered for sale but will be issued in exchange for Class A Units, Class B Units, Class C Units and Class D Units in certain circumstances.

The Fund was initially comprised of two series - the Global Trend Series (USD) and the Global Trend Series (GLD). On April 6, 2010, the Fund was seeded with $1,000 each in Class A (USD), Class B (USD), Class C (USD), Class D (USD), Class A (GLD) and Class B (GLD). These amounts were redeemed before the Fund began trading on June 1, 2010. The Global Trend Series (GLD) did not commence trading. On March 18, 2011, the Fund filed a registration statement with the Securities and Exchange Commission to merge the Global Trend Series (GLD) into the Global Trend Series (USD). The registration became effective on May 2, 2011.

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

C.           Method of Reporting

The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund's management. Actual results may differ from these estimates.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 210-20, "Offsetting - Balance Sheet." The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Fund adopted the provisions of ASC 820, "Fair Value Measurements and Disclosures." ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund's exchange-traded futures contracts fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2011, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASC 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions have not had a material impact on the Fund's financial statement disclosures.

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

	Fair Value at June 30, 2011
Description	Level 1	Level 2	Level 3	Total
Exchange-traded futures contracts	$(375,369)	$0	$0	$(375,369)
Forward currency contracts	0	136,690	0	136,690
Total	$(375,369)	$136,690	$0	$(238,679)

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Exchange-traded futures contracts	$240,140	$0	$0	$240,140
Forward currency contracts	0	299,798	0	299,798
Total	$240,140	$299,798	$0	$539,938

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 8. See Condensed Schedule of Investments for additional detail categorization.

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

Management has continued to evaluate the application of ASC 740, "Income Taxes", to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The 2010 tax year generally remains subject to the examination by the U.S. federal and most state tax authorities.

F.   Organization and Initial Offering Costs

Organization and initial offering costs were advanced by Campbell & Company, Inc. (Campbell & Company), the general partner. In addition, the general partner will incur all costs in connection with the continuous offering of units of the Fund. Each Class of Units, excluding Class E, will be charged a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Class of Units’ month-end net asset value (as defined in the Amended Agreement of Limited Partnership) until such amounts are fully reimbursed to the general partner. The reimbursement is limited to 2.5% of the total subscriptions accepted by the Fund. The Fund will only be liable for payment of offering costs on a monthly basis.

If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. The amount of unreimbursed offering costs at June 30, 2011 and December 31, 2010 are $582,354 and $546,847, respectively.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

G.   Foreign Currency Transactions

The Fund's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.

H.   Allocations

Income or loss for the Fund (prior to calculation of the advisory fee, general partner fee, organization and offering costs, sales fee, broker-dealer custody fee and performance fee) is allocated pro rata for each Class within the Fund. Each Class of Units is then charged the advisory fee, general partner fee, organization and offering costs, sales fee, broker-dealer custody fee and performance fee applicable to such Class of Units.

I.   Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASC 2011-04 explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Fund's financial statements and disclosures, if any, is currently being assessed.

Note 2.   GENERAL PARTNER AND TRADING ADVISOR

The general partner of the Fund is Campbell & Company, which conducts and manages the business of the Fund. Campbell & Company is also the trading advisor of the Fund. The Amended Agreement of Limited Partnership requires Campbell & Company to maintain a capital account in the Fund equal to 1% of the net aggregate capital contributions of all partners in the Fund or $25,000, whichever is greater. Additionally, Campbell & Company is required by the Amended Agreement of Limited Partnership to maintain a net worth so long as it acts as general partner equal to at least 5% of the capital contributed by all the limited partnerships for which it acts as general partner, including the Fund. The minimum required net worth shall in no case be less than $50,000 nor shall net worth in excess of $1,000,000 be required.

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Note 3.    SALES FEE

The Fund will pay the selling agents for Class A Units and Class B Units a sales fee of 2% of the subscription amount of each subscription for Class A Units and Class B Units. In addition, commencing thirteen months after the sale of Units and in return for providing ongoing services to the limited partners, the Fund will pay those selling agents (or their assignees) up to 1/12 of 2% (2% annually) of the month-end net asset value of Class A Units and Class B Units.

The amount paid to selling agents on Class A Units and Class B Units sold will not exceed 8% of the gross offering proceeds of the Class A Units and 9% of the gross offering proceeds of the Class B Units sold.

Note 4.   DEPOSITS WITH BROKER

The Fund deposits assets with a broker subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Fund typically earns interest income on its assets deposited with the broker.

Note 5.   BROKER-DEALER CUSTODY FEE

Class A Units and Class C Units will pay a monthly broker-dealer custodial fee of 1/12 of 0.25% (0.25% annually) of each respective Class’ month-end net asset value (as defined) to the selling agents (the firm and not the individual). The total amount paid to the selling agents for such broker-dealer custodial fees per Unit will not exceed 1% of the gross offering proceeds of Class A Units and 6% of the gross offering proceeds of Class C Units.

Note 6.   OPERATING EXPENSES

Operating expenses for each Class of Units in the Fund are restricted by the Amended Agreement of Limited Partnership to 0.50% per annum of the average month-end net asset value (as defined) of each Class of Units. Operating expenses which exceed the 0.50% expense cap will be reimbursed by Campbell & Company.

Note 7.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

Redemption fees paid to Campbell & Company apply to Class A Units and Class B Units through the first twelve month-ends following purchase as follows: 1.833% of net asset value per redeemed Unit through the second month-end, 1.666% of net asset value per redeemed Unit through the third month-end, 1.500% of net asset value per redeemed Unit through the fourth month-end, 1.333% of net asset value per redeemed Unit through the fifth month-end, 1.167% of net asset value per redeemed Unit through the sixth month-end, 1.000% of net asset value per redeemed Unit through the seventh month-end, 0.833% of net asset value per redeemed Unit through the eighth month-end, 0.667% of net asset value per redeemed Unit through the ninth month-end, 0.500% of net asset value per redeemed Unit through the tenth month-end, 0.333% of net asset value per redeemed Unit through the eleventh month-end, 0.167% of net asset value per redeemed Unit through the twelfth month-end. The month-end as of which the Unit is purchased is counted as the first month-end. After the twelfth month-end following purchase of a Class A Unit or Class B Unit, no redemption fees apply.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Note 8.   TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agricultural values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with interbank market makers at June 30, 2011 and December 31, 2010 was $1,743,395 and $997,000, respectively, which equals 11% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at June 30, 2011 and December 31, 2010 was restricted cash for margin requirements of $2,639,180 and $1,098,083 respectively, which equals 16% and 6% of Net Asset Value, respectively.

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

The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. See Note 1. C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives.

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of June 30, 2011 and December 31, 2010 is as follows:

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Type of Instrument *	Statement of Financial Condition Location	Asset Derivatives at June 30, 2011 Fair Value	Liability Derivatives at June 30, 2011 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$58,737	$(47,046)	$11,691
Energy Contracts	Equity in broker trading accounts	19,102	(44,806)	(25,704)
Metal Contracts	Equity in broker trading accounts	49,112	(143,125)	(94,013)
Stock Indices Contracts	Equity in broker trading accounts	173,360	(46,909)	126,451
Short-Term Interest Rate Contracts	Equity in broker trading accounts	23,717	(136,604)	(112,887)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	20,017	(300,924)	(280,907)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	383,471	(246,781)	136,690
Totals		$727,516	$(966,195)	$(238,679)

*	Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statement of Financial Condition Location	Asset Derivatives at December 31, 2010 Fair Value	Liability Derivatives at December 31, 2010 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$97,458	$(13,467)	$83,991
Energy Contracts	Equity in broker trading accounts	49,457	(37,905)	11,552
Metal Contracts	Equity in broker trading accounts	131,354	(5,483)	125,871
Stock Indices Contracts	Equity in broker trading accounts	78,515	(57,686)	20,829
Short-Term Interest Rate Contracts	Equity in broker trading accounts	23,451	(2,373)	21,078
Long-Term Interest Rate Contracts	Equity in broker trading accounts	15,285	(38,466)	(23,181)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	587,615	(287,817)	299,798
Totals		$983,135	$(443,197)	$539,938

*	Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the periods ended June 30, 2011 and 2010 is as follows.

Instrument	Trading Revenue for the Three Months Ended June 30, 2011	Trading Revenue for the Period Ended June 30, 2010 **
Agricultural Contracts	$(207,915)	$(12,813)
Energy Contracts	(327,067)	(137,910)
Metal Contracts	(179,072)	(8,088)
Stock Indices Contracts	(304,910)	(303,197)
Short-Term Interest Rate Contracts	109,801	196,153
Long Term Interest Rate Contracts	481,664	502,296
Forward Currency Contracts	755,839	(285,608)
Total	$328,340	$(49,167)

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Type of Instrument	Trading Revenue for the Six Months Ended June 30, 2011	Trading Revenue for the Period Ended June 30, 2010**
Agricultural Contracts	$(177,941)	$(12,813)
Energy Contracts	74,585	(137,910)
Metal Contracts	(267,506)	(8,088)
Stock Indices Contracts	(658,766)	(303,197)
Short-Term Interest Rate Contracts	(44,729)	196,153
Long Term Interest Rate Contracts	306,377	502,296
Forward Currency Contracts	583,886	(285,608)
Total	$(184,094)	$(49,167)

Line Item in the Statement of Operations	Trading Revenue for the Three Months Ended June 30, 2011	Trading Revenue for the Period Ended June 30, 2010**
Futures trading gains (losses):
Realized	$37,614	$(88,494)
Change in unrealized	(465,113)	324,935
Forward currency trading gains (losses):
Realized	575,640	(53,857)
Change in unrealized	180,199	(231,751)
Total	$328,340	$(49,167)

Line Item in the Statement of Operations	Trading Revenue for the Six Months Ended June 30, 2011	Trading Revenue for the Period Ended June 30, 2010**
Futures trading gains (losses):
Realized	$(152,471)	$(88,494)
Change in unrealized	(615,509)	324,935
Forward currency trading gains (losses):
Realized	746,994	(53,857)
Change in unrealized	(163,108)	(231,751)
Total	$(184,094)	$(49,167)

** The Fund began trading on June 1, 2010. The amounts shown are for the period June 1, 2010 (inception) through June 30, 2010.

For the three months ended June 30, 2011 and the period June 1, 2010 (commencement of trading) through June 30, 2010, the monthly average of futures contracts bought and sold was approximately 1,360 and 1,850, respectively, and the monthly average of notional value of forward currency contracts was $46,500,000 and $52,000,000, respectively.

For the six months ended June 30, 2011 and the period June 1, 2010 (commencement of trading) through June 30, 2010, the monthly average of futures contracts bought and sold was approximately 1,140 and 1,850, respectively, and the monthly average of notional value of forward currency contracts was $48,900,000 and $52,000,000, respectively.

Open contracts generally mature within twelve months; as of June 30, 2011, the latest maturity date for open futures contracts is September 2012 and the latest maturity date for open forward currency contracts is September 2011. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (Unaudited)

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company's attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses. Campbell & Company controls the risk of the Fund's non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund's assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The limited partners bears the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 9.   INDEMNIFICATIONS

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties which provide general indemnifications. The Fund's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

Note 10. INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2011 and December 31, 2010 , and the statements of operations and financial highlights for the three months and six months ended June 30, 2011 and the period April 6, 2010 (inception) through December 31, 2010, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2011 and the period April 6, 2010 (inception) through June 30, 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2011, and the results of operations and financial highlights for the three months and six months ended June 30, 2011 and the period April 6 (inception) through December 31, 2010, and cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2011 and the period April 6, 2010 (inception) through June 30, 2010.

Note 11. SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to disclose or record.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Campbell Global Trend Fund L.P. (the “Registrant” or “the Fund”) was formed as a Delaware series limited partnership on December 1, 2009. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures and forward markets. Specifically, the Fund trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities.

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

The general partner has formed the Global Trend Fund as a series limited partnership pursuant to and in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (6 Del. C. § 17-101 et seq., as amended from time to time, the “Act”). The Act provides for the limitation of liability of each Series to the debts, liabilities, obligations and expenses of such Series and not those of any other Series or the Global Trend Fund in general. The Global Trend Fund will trade pursuant to the Campbell Trend Following Portfolio. The Trend Following Portfolio applies traditional and alternative trend following methods to systematically exploit future market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors.

As of June 30, 2011, the aggregate capitalization of the Global Trend Fund was $16,595,221 with Class A, Class B, Class C, and Class D comprising $8,224,323, $4,656, $8,255,980, and $110,262, respectively, of the total. The Net Asset Value per Unit was $1,071.50 for Class A, $931.29 for Class B, $1,090.96 for Class C, and $934.59 for Class D. No units have been issued for Class E.

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

Approximately 10% to 30% of the Fund’s assets will normally be committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets will be maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets will be deposited with over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets will be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Fund’s assets may be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

The Fund occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparties, which are met by moving the required portion of the assets held in bank or other brokerage accounts to the account on margin call. The Fund has not needed to liquidate any position as a result of a margin call.

The Fund’s assets will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested in or loaned to Campbell & Company or any affiliated entities.

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

Results of Operations

The returns for the six months ending June 30, 2011 for Class A, Class B, Class C, and Class D were (4.23)%, (6.87)%, (3.34)% and (6.54)%, respectively. The returns for the period June 1, 2010 (commencement of trading) through June 30, 2010 for Class A and Class C were (0.90)% and (0.73)%, respectively. During the six months ended June 30, 2011 and the period June 1, 2010 through June 30, 2010, the Fund accrued advisory and general partner fees in the amount of $254,985 and $37,311, respectively, and paid advisory and general partner fees in the amount of $256,364 and $0, respectively. No performance fees were accrued or paid during either period.

2011 (For the Six Months Ending June 30)

Of the 2011 year-to-date decrease of (4.23)% for Class A, approximately (1.06)% was due to trading losses (before commissions) and approximately (3.20)% was due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A, offset by approximately 0.03% due to investment income.

Of the period from May 1, 2011 (commencement of trading) through June 30, 2011 decrease of (6.87)% for Class B, approximately (5.91)% was due to trading losses (before commissions) and approximately (0.97)% was due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class B, offset by approximately 0.01% due to investment income.

Of the 2011 year-to-date decrease of (3.34)% for Class C, approximately (1.06)% was due to trading losses (before commissions) and approximately (2.31)% was due to brokerage fees, management fees, offering costs and operating expenses borne by Class C, offset by approximately 0.03% due to investment income.

Of the period from May 1, 2011 (commencement of trading) through June 30, 2011 decrease of (6.54)% for Class D, approximately (5.91)% was due to trading losses (before commissions) and approximately (0.64)% was due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class D, offset by approximately 0.01% due to investment income.

An analysis of the (1.06)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(2.05)%
Currencies	3.55
Interest Rates	1.30
Stock Indices	(3.86)
(1.06)%

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

The “V-shaped” behavior in most sectors during March can be widely attributed to global stock market volatility compounded by the devastating earthquake and resulting tsunami in Japan, followed by upside surprises to manufacturing data and other economic activity as the month came to a close. Global stock markets were extremely volatile as the Middle East/North Africa (MENA) unrest and Europe’s sovereign debt crisis both worsened prior to the crisis in Japan that concluded with threats of a nuclear reactor emergency. While the Nikkei finished down approximately 8% for March, the U.S. stock market was relatively unchanged despite large mid-month swings. The Fund’s models adjusted to the abrupt price swings by reducing long equity exposure over 50% (region specific) by mid-month across the U.S., Europe and Asia. Stock indices trading was the worst performing sector for March. Commodities took their cue from the Equity markets in reacting to the “twin shocks,” with particular impact on base metal prices. Risk-aversion-based gains from long positions in energies and precious metals were not enough to overcome losses in nickel, copper and corn. Currency trading also proved challenging as Central Banks intervened, in a resolute way, in response to excess volatility and disorderly movements in exchange rates that were perceived as having adverse implications for economic and financial stability. In particular, the Fund’s short position in the Japanese Yen suffered as a result of the repatriation of Yen back to Japan. While risk exposures were light in fixed income trading, small losses were incurred in both short-term and long-term rates due to choppy market price action.

While March’s tumultuous markets were highlighted by the tragic events in Japan, April’s theme revolved around a persistently weaker U.S. Dollar coupled with a strong “risk on” appetite in global stock markets. Irrespective of the continued unrest in the Middle East/North Africa, Goldman Sachs’ warning that the commodities boom may be running out of steam and oil at multi-year highs, the bulls prevailed on strong M&A activity, a strong start to the earnings season, and the U.S. Federal Reserve’s continued pledge to keep interest rates low for an “extended period.” The U.S. Dollar Index experienced its largest monthly decline since September of last year as Bernanke maintained an accommodative stance in the U.S., while the European Central Bank raised rates to fight inflation.  Additional downward pressure came in the form of an S&P downgrade, mid-month, to the U.S. long-term credit outlook. The Fund recorded solid gains in the currency sector, particularly against the Swiss Franc and commodity-linked currencies such as the Australian Dollar and the New Zealand Dollar. Commodity trading also produced substantial gains as geopolitics contributed to a strong rally in the petroleum complex. Precious metals were also solid performers as Silver came close to its all-time high when the infamous Hunt brothers attempted to corner the market in 1980. In stock indices, the Fund generally increased its net long exposure as bullish trends reasserted themselves following a chaotic March, while only maintaining a marginal short exposure in Japan. Trading in fixed income yielded flat results as gains in long positions were offset by losses from short positions.

In many ways, the commodity markets took center stage in May. The petroleum complex sold off substantially on May 5th, despite the lack of any oil-related fundamental data. In addition, precious metals saw a significant decline with the price of silver dropping 24%, giving back the entire April rally. While the Fund suffered losses in these sectors, our models significantly reduced long commodity exposure on the abrupt reversal in price action and spike in volatility throughout the month. Trading in global equities also generated losses on softer economic data, Wall Street lowering U.S. growth forecasts, and renewed European sovereign debt concerns mainly focused on Greece.  While positions have been reduced in this sector, regional risk was rotated out of Europe and back to the U.S. Losses were also recorded in currency trading as the U.S. Dollar rallied against most major currencies. The Fund's long Euro position produced the biggest currency loss, as the European Central Bank disappointed expectations of rate hikes at its May policy meeting. Fixed income trading produced strong positive results, helping to mitigate losses in riskier assets as the flight-to-quality theme was dominant in May.

The Greek debt crisis continued to dominate price movement in June, leading to the eventual passage of an austerity plan at month-end. In addition, the U.S. Federal Reserve, which continues to expect that economic conditions are likely to warrant exceptionally low interest rates for an extended period, gave no hint of a new “QE3” program. Commodity trading was difficult in June, particularly in the energy complex, as prices continued to fall from late April/early May highs. Concerns about the European sovereign debt crisis, discord with OPEC, and an unexpected and controversial use of U.S. and European strategic petroleum reserves by the IEA (International Energy Agency) and the DOE (Department of Energy) weighed heavy on prices. Additional losses were recorded in precious and base metals. Trading in global equities also produced negative results as stock markets around the world declined on Greek debt concerns and weak economic data. While the Fund’s models generally reduced overall long stock index exposure throughout the month, concentrations remained in the U.S. and Europe with mixed positioning in Asia. Risky assets rallied and bond prices fell across the globe during the last few days of the month after the austerity package in Greece was finally passed. Small losses were recorded in fixed income trading, particularly on the short-end of the curve. Foreign exchange markets were largely unchanged in June, despite a rollercoaster of headlines that caused the currency markets to fluctuate intra-month. The Fund continues to maintain a short U.S. Dollar exposure versus most major currencies.

 2010 (For the Period June 1 (commencement of trading) through June 30)

Of the period June 1 (commencement of trading) through June 30, 2010 decrease of (0.90)% for Class A, approximately (0.34)% was due to trading losses (before commissions) and approximately (0.56)% was due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the period June 1 (commencement of trading) through June 30, 2010 decrease of (0.73)% for Class C, approximately (0.34)% was due to trading losses (before commissions) and approximately (0.39)% due to brokerage fees, management fees, offering costs and operating expenses borne by Class C.

An analysis of the (0.34)% trading loss by sector is as follows:

Sector	% Gain (Loss)
Commodities	(1.05)%
Currencies	(1.88)
Interest Rates	4.68
Stock Indices	(2.09)
(0.34)%

In June, another month of the “risk off” trade gave government bonds a bid, which produced healthy gains from long global fixed income positions. Unfortunately, these gains were offset by losses in equity indices, foreign exchange and commodities. Long equity positions suffered from an equity sell off, which primarily stemmed from weaker than expected U.S. and Chinese economic data, negative corporate news and interbank funding concerns in the European region. Foreign exchange trading generated losses primarily from the Fund’s short Swiss Franc position as the currency rallied 7% vs. the U.S. Dollar based on Swiss National Bank comments softening its intervention language. Commodity trading produced minimal losses, largely from the Fund’s trading in natural gas futures which ended up 3.6% after finally breaking out of a three month range. The oil spill in the Gulf of Mexico has not been a significant factor on short-term price movements but most analysts agree that the real impact will be long-term as the cost of production is almost sure to go higher on the back of tighter regulation.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2011 and the period June 1 (commencement of trading) through December 31, 2010 and the trading gains/losses by market category for the six months ended June 30, 2011 and the period June 1 (commencement of trading) through December 31, 2010.

June 30, 2011

Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.81%	(2.05)%
Currencies	1.20%	3.55%
Interest Rates	1.38%	1.30%
Stock Indices	0.61%	(3.86)%

Aggregate/Total	1.94%	(1.06)%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Fund for the six months ended June 30, 2011.

Of the 2011 year-to-date decrease of (4.23)% for Class A, approximately (1.06)% was due to trading losses (before commissions) and approximately (3.20)% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A, offset by approximately 0.03% due to investment income.

Of the period from May 1, 2011 (commencement of trading) through June 30, 2011 decrease of (6.87)% for Class B, approximately (5.91)% was due to trading losses (before commissions) and approximately (0.97)% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class B, offset by approximately 0.01% due to investment income.

Of the 2011 year-to-date decrease of (3.34)% for Class C, approximately (1.06)% was due to trading losses (before commissions) and approximately (2.31)% due to brokerage fees, management fees, offering costs and operating expenses borne by Class C, offset by approximately 0.03% due to investment income.

Of the period from May 1, 2011 (commencement of trading) through June 30, 2011 decrease of (6.54)% for Class D, approximately (5.91)% was due to trading losses (before commissions) and approximately (0.64)% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class D, offset by approximately 0.01% due to investment income.

December 31, 2010

Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.83%	6.08%
Currencies	0.55%	3.47%
Interest Rates	0.56%	6.28%
Stock Indices	0.61%	2.66%

Aggregate/Total	1.95%	18.49%

*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the period June 1 (commencement of trading) through December 31, 2010.

Of the 11.88% return for the period June 1 (commencement of trading) through December 31, 2010 for Class A, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% was due to investment income, offset by approximately (6.65)% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the 12.86% return for the period June 1 (commencement of trading) through December 31, 2010 for Class C, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% was due to investment income, offset by approximately (5.67)% due to brokerage fees, management fees, offering costs and operating expenses borne by Class C.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2011, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries or regions (Australia, Hong Kong, Singapore, Spain, Taiwan and the Netherlands). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.

Energy

The Fund’s primary energy market exposure is to natural gas, crude oil and derivative product price movements, often resulting from international political developments and ongoing conflicts in the Middle East and the perceived outcome. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Fund’s metals market exposure is to fluctuations in the price of aluminum, copper, gold, silver, nickel, and zinc.

Agricultural

The Fund’s agricultural exposure is to the fluctuations in the price of wheat, corn, coffee, sugar, soy, hogs, cattle and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of June 30, 2011.

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

Item 6. Exhibits.

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

CAMPBELL GLOBAL TREND FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: August 15, 2011	By:	/s/ Theresa D. Becks
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