Form 10-Q
period 2011-09-30
Campbell Global Trend Fund, L.P.
filed 2011-11-14
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 333-166321

CAMPBELL GLOBAL TREND FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	27-1412568
(State of Organization)	(IRS Employer Identification Number

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 (Unaudited)	3-4

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010 (Unaudited)	5

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and the Three Months Ended September 30, 2010 and the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2011 and the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)	8-10

Financial Highlights for the Three Months and Nine Months Ended September 30, 2011 and the Three Months Ended September 30, 2010 and the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)
		11-14

	Notes to Financial Statements (Unaudited)	15-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29-33

Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	(Removed and Reserved)	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

SIGNATURES		35

CAMPBELL GLOBAL TREND FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2011 (Unaudited)

LONG FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agriculture	$(35,653)	(0.20)%
Energy	$(83,589)	(0.47)%
Metals	$(359,701)	(2.04)%
Stock indices	$(46,847)	(0.26)%
Short-term interest rates	$(53,025)	(0.30)%
Long-term interest rates	$(24,028)	(0.14)%
Total long futures contracts	$(602,843)	(3.41)%

SHORT FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agriculture	$63,443	0.36%
Energy	$56,650	0.32%
Metals	$436,761	2.47%
Stock indices	$(1,851)	(0.01)%
Total short futures contracts	$555,003	3.14%

Total futures contracts	$(47,840)	(0.27)%

FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Various long forward currency contracts	$(2,042,581)	(11.56)%
Various short forward currency contracts	$1,273,634	7.21%
Total forward currency contracts	$(768,947)	(4.35)%

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2010 (Unaudited)

LONG FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agriculture	$89,031	0.53%
Energy	$37,382	0.22%
Metals	$130,353	0.77%
Stock indices	$16,806	0.10%
Short-term interest rates	$21,390	0.13%
Long-term interest rates	$2,360	0.01%
Total long futures contracts	$297,322	1.76%

SHORT FUTURES CONTRACTS
Description	Values ($)	% of Net Asset Value
Agriculture	$(5,040)	(0.03)%
Energy	$(25,830)	(0.15)%
Metals	$(4,482)	(0.03)%
Stock indices	$4,023	0.02%
Short-term interest rates	$(312)	0.00%
Long-term interest rates	$(25,541)	(0.15)%
Total short futures contracts	$(57,182)	(0.34)%

Total futures contracts	$240,140	1.42%

FORWARD CURRENCY CONTRACTS
Description	Values ($)	% of Net Asset Value
Various long forward currency contracts	$563,554	3.34%
Various short forward currency contracts	$(263,756)	(1.56)%
Total forward currency contracts	$299,798	1.78%

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
September 30, 2011 and December 31, 2010 (Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Equity in broker trading accounts
Cash	$14,855,942	$14,365,334
Restricted cash	1,632,012	1,098,083
Net unrealized gain (loss) on open futures contracts	(47,840)	240,140
Total equity in broker trading accounts	16,440,114	15,703,557

Cash and cash equivalents	1,299,733	1,137,076
Restricted cash deposits with forwards broker	780,436	0
Net unrealized gain (loss) on open forward currency contracts	(768,947)	299,798
Interest receivable	557	1,879
Prepaid expenses	13,060	0
Other assets	4,795	62,733
Total assets	$17,769,748	$17,205,043

LIABILITIES
Accounts payable	$28,355	$30,958
Advisory fee	29,336	28,621
General partner fee	14,668	14,310
Broker-dealer custodial fee	3,582	3,732
Sales fee	13,890	0
Accrued commissions and other trading fees on open contracts	1,999	1,374
Performance fee payable	2,941	221,369
Offering costs payable	7,334	7,155
Total liabilities	102,105	307,519

PARTNERS' CAPITAL (Net Asset Value)

Class A Units - Redeemable
General Partner - 7,500.072 units outstanding at September 30, 2011 and December 31, 2010	8,288,778	8,390,835
Limited Partners - 238.641 and 13.975 units outstanding at September 30, 2011 and December 31, 2010	263,761	15,634

Class B Units - Redeemable
Limited Partners - 102.465 and 0.000 units outstanding at September 30, 2011 and December 31, 2010	97,316	0

Class C Units - Redeemable
General Partner - 7,500.072 units outstanding at September 30, 2011 and December 31, 2010	8,480,556	8,464,858
Limited Partners - 119.760 and 23.212 units outstanding at September 30, 2011 and December 31, 2010	135,418	26,197

Class D Units - Redeemable
Limited Partners - 417.623 and 0.000 units outstanding at September 30, 2011 and December 31, 2010	401,814	0
Total partners' capital (Net Asset Value)	17,667,643	16,897,524

Total liabilities and partners' capital (Net Asset Value)	$17,769,748	$17,205,043

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENT OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2011 and
the Three Months Ended September 30, 2010 and
the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period Ended September 30,
	2011	2010	2011	2010(1)
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,290,783	$810,544	$1,133,909	$722,933
Change in unrealized	327,529	276,787	(287,980)	601,722
Brokerage commissions	(15,590)	(11,611)	(43,172)	(19,957)
Net gain (loss) from futures trading	1,602,722	1,075,720	802,757	1,304,698

Forward currency trading gains (losses)
Realized	70,289	(130,920)	817,283	(184,777)
Change in unrealized	(905,637)	585,994	(1,068,745)	354,243
Brokerage commissions	(1,119)	(366)	(2,218)	(507)

Net gain (loss) from forward currency trading	(836,467)	454,708	(253,680)	168,959

Total net trading gain (loss)	766,255	1,530,428	549,077	1,473,657

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	2,550	1,207	8,122	1,706
Total investment income	2,550	1,207	8,122	1,706

Expenses
Advisory fee	92,085	77,410	262,074	102,284
General partner fee	46,042	38,706	131,038	51,143
Sales fee	44,808	37,508	121,808	50,008
Broker-dealer custodial fee	11,171	9,658	32,080	12,766
Performance fee	2,941	241,578	2,941	241,578
Operating expenses	15,949	16,976	56,290	24,033
Organizational expenses	0	7,074	0	10,184
Total expenses	212,996	428,910	606,231	491,996

Net investment income (loss)	(210,446)	(427,703)	(598,109)	(490,290)

NET INCOME (LOSS)	$555,809	$1,102,725	$(49,032)	$983,367

NET INCOME (LOSS) PER GENERAL PARTNER AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$34.36	$71.54	$(9.37)	$62.76
Class B(2)	$(148.26)	N/A	$(242.15)	N/A
Class C	$41.12	$75.48	$6.30	$68.35
Class D(2)	$(53.88)	N/A	$(102.01)	N/A

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL PARTNER AND LIMITED PARTNER UNIT
Class A	$33.66	$70.72	$(13.61)	$61.72
Class B(2)	$18.46	N/A	$(50.25)	N/A
Class C	$39.77	$74.64	$2.09	$67.32
Class D(2)	$27.56	N/A	$(37.85)	N/A

(1)	The amounts shown are for the period June 1, 2010 (commencement of trading) through September 30, 2010.
(2)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, the information shown is for the three months ended September 30, 2011 and the period May 1 through September 30, 2011. No information is provided for the three months ended September 30, 2010 and the period April 6, 2010 (inception) through September 30, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and
the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

	Nine Months Ended September 30,	Period Ended September 30,
	2011	2010(1)
Cash flows from (for) operating activities
Net income (loss)	$(49,032)	$983,367
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	1,356,725	(955,965)
(Increase) decrease in restricted cash	(1,314,365)	(1,824,034)
(Increase) decrease in interest receivable	1,322	(350)
(Increase) decrease in prepaid expenses	(13,060)	0
(Increase) decrease in other assets	57,938	(100,092)
Increase (decrease) in accounts payable and accrued expenses	(205,593)	311,373

Net cash from (for) operating activities	(166,065)	(1,585,701)

Cash flows from (for) financing activities
Addition of units	884,668	15,017,144
Redemption of units	0	(2,000)
Offering costs paid	(65,338)	(8,609)
Net cash from (for) financing activities	819,330	15,006,535

Net increase (decrease) in cash and cash equivalents	653,265	13,420,834

Unrestricted Cash
Beginning of period	15,502,410	0

End of period	$16,155,675	$13,420,834

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$14,855,942	$2,131,282
Cash and cash equivalents	1,299,733	11,289,552

Total end of period cash and cash equivalents	$16,155,675	$13,420,834

(1)	The amounts shown are for the period April 6, 2010 (inception) through September 30, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011 and
the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

	Partners' Capital - Class A(1)
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2011

Balances at December 31, 2010	7,500.072	$8,390,835	13.975	$15,634	7,514.047	$8,406,469

Net income (loss) for the nine months ended September 30, 2011		(70,151)		(1,336)		(71,487)
Additions	0.000	0	224.666	250,018	224.666	250,018
Offering costs		(31,906)		(555)		(32,461)
Balances at September 30, 2011	7,500.072	$8,288,778	238.641	$263,761	7,738.713	$8,552,539

Period April 6, 2010 (inception) through September 30, 2010

Balances at April 6, 2010 (inception)	1.000	$1,000	0.000	$0	1.000	$1,000

Net income (loss) for the period April 1, 2010 (inception) to September 30, 2010		470,559		186		470,745
Additions	7,500.072	7,500,072	4.883	5,000	7,504.955	7,505,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Offering costs		(7,673)		(2)		(7,675)
Balances at September 30, 2010	7,500.072	$7,962,958	4.883	$5,184	7,504.955	$7,968,142

Net Asset Value per General and Limited Partners' Unit - Class A

September 30, 2011	December 31, 2010	September 30, 2010	April 6, 2010

$1,105.16	$1,118.77	$1,061.72	$1,000.00

(1)	Class A Units commenced trading on June 1, 2010

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011 and
the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

	Partners' Capital - Class C(1)
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2011

Balances at December 31, 2010	7,500.072	$8,464,858	23.212	$26,197	7,523.284	$8,491,055

Net income (loss) for the nine months ended
September 30, 2011		48,113		(563)		47,550
Additions	0.000	0	96.548	110,004	96.548	110,004
Offering costs		(32,415)		(220)		(32,635)
Balances at September 30, 2011	7,500.072	$8,480,556	119.760	$135,418	7,619.832	$8,615,974

Period April 6, 2010 (inception) through September 30, 2010

Balances at April 6, 2010 (inception)	1.000	$1,000	0.000	$0	1.000	$1,000

Net income (loss) for the period April 1, 2010 (inception) to September 30, 2010		512,622		0		512,622
Additions	7,500.072	7,500,072	9.369	10,000	7,509.441	7,510,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Offering costs		(7,712)		0		(7,712)
Balances at September 30, 2010	7,500.072	$8,004,982	9.369	$10,000	7,509.441	$8,014,982

Net Asset Value per General and Limited Partners' Unit - Class C

September 30, 2011	December 31, 2010	September 30, 2010	April 6, 2010

$1,130.73	$1,128.64	$1,067.32	$1,000.00

(1)	Class C Units commenced trading on June 1, 2010

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2011 and
the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

	Partners' Capital - Class B(1)
	Limited Partners
	Units	Amount
Nine Months Ended September 30, 2011

Balances at December 31, 2010	0.000	$0

Additions	102.465	105,008
Net income (loss)		(7,628)
Offering costs		(64)
Balances at September 30, 2011	102.465	$97,316

Net Asset Value per General and Limited Partners' Unit - Class B

September 30, 2011	May 1, 2011

$949.75	$1,000.00

	Partners' Capital - Class D(1)
	Limited Partners
	Units	Amount
Nine Months Ended September 30, 2011

Balances at December 31, 2010	0.000	$0

Additions	417.623	419,638
Net income (loss)		(17,467)
Offering costs		(357)
Balances at September 30, 2011	417.623	$401,814

Net Asset Value per General and Limited Partners' Unit - Class D

September 30, 2011	May 1, 2011

$962.15	$1,000.00

(1)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, no information is provided for the period April 6, 2010 (inception) through September 30, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2011 and
the Three Months Ended September 30, 2010 and
the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class A for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 and the period June 1, 2010 (commencement of trading) through September 30, 2010. This information has been derived from information presented in the unaudited financial statements.

	Class A
	Three Months Ended September 30,		Nine Months Ended September 30,	Period Ended September 30,
	2011	2010	2011	2010 (5)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (6)	$1,071.50	$991.00	$1,118.77	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	51.31	101.82	37.33	98.03
Net investment income (loss)(1)	(16.18)	(30.28)	(46.69)	(35.29)

Total net income (loss) from operations	35.13	71.54	(9.36)	62.74

Offering costs (1)	(1.47)	(0.82)	(4.25)	(1.02)

Net asset value per unit at end of period	$1,105.16	$1,061.72	$1,105.16	$1,061.72

Total Return (3)	3.14%	7.14%	(1.22)%	6.17%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	5.74%	5.91%	5.59%	5.94%
Performance fee (3)	0.00%	1.52%	0.00%	1.53%

Total expenses	5.74%	7.43%	5.59%	7.47%

Net investment income (loss)(2),(4)	(5.69)%	(5.88)%	(5.53)%	(5.91)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Not annualized
(4)	Annualized
(5)	The amounts shown are for the period June 1, 2010 (commencement of trading) through September 30, 2010.
(6)	Represents the net asset value per Class A Unit at June 1, 2010 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2011 and
the Three Months Ended September 30, 2010 and
the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class B for the three months ended September 30, 2011 and for the period May 1, 2011 (commencement of trading) through September 30, 2011. This information has been derived from information presented in the unaudited financial statements.

	Class B
	Three Months Ended September 30,	Period Ended September 30,
	2011	2011(5)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (6)	$931.29	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	32.99	(26.01)
Net investment income (loss)(1)	(13.31)	(22.21)

Total net income (loss) from operations	19.68	(48.22)

Offering costs (1)	(1.22)	(2.03)

Net asset value per unit at end of period	$949.75	$949.75

Total Return (3)	1.98%	(5.03)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	5.23%	5.26%
Performance fee (3)	0.00%	0.00%

Total expenses	5.23%	5.26%

Net investment income (loss)(2),(4)	(5.17)%	(5.19)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Not annualized
(4)	Annualized
(5)	The amounts shown are for the period May 1, 2011 (commencement of trading) through September 30, 2011.
(6)	Represents the net asset value per Class B Unit at May 1, 2011 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2011 and
the Three Months Ended September 30, 2010 and
the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class C for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 and the period June 1, 2010 (commencement of trading) through September 30, 2010. This information has been derived from information presented in the unaudited financial statements.

	Class C
	Three Months Ended September 30,		Nine Months Ended September 30,	Period Ended September 30,
	2011	2010	2011	2010 (5)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (6)	$1,090.96	$992.67	$1,128.64	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	52.26	102.21	38.04	98.43
Net investment income (loss)(1)	(10.99)	(26.74)	(31.63)	(30.08)

Total net income (loss) from operations	41.27	75.47	6.41	68.35

Offering costs (1)	(1.50)	(0.82)	(4.32)	(1.03)

Net asset value per unit at end of period	$1,130.73	$1,067.32	$1,130.73	$1,067.32

Total Return (3)	3.65%	7.52%	0.19%	6.73%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.71%	3.91%	3.71%	3.97%
Performance fee (3)	0.03%	1.65%	0.03%	1.66%

Total expenses	3.74%	5.56%	3.74%	5.63%

Net investment income (loss)(2),(4)	(3.66)%	(3.91)%	(3.65)%	(3.93)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Not annualized
(4)	Annualized
(5)	The amounts shown are for the period June 1, 2010 (commencement of trading) through September 30, 2010.
(6)	Represents the net asset value per Class C Unit at June 1, 2010 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months and Nine Months Ended September 30, 2011 and
the Three Months Ended September 30, 2010 and
the Period April 6, 2010 (inception) through September 30, 2010 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class D for the three months ended September 30, 2011 and for the period May 1, 2011 (commencement of trading) through September 30, 2011. This information has been derived from information presented in the unaudited financial statements.

	Class D
	Three Months Ended September 30,	Period Ended September 30,
	2011	2011(5)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (6)	$934.59	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	37.14	(21.85)
Net investment income (loss)(1)	(8.31)	(13.92)

Total net income (loss) from operations	28.83	(35.77)

Offering costs (1)	(1.27)	(2.08)

Net asset value per unit at end of period	$962.15	$962.15

Total Return (3)	2.95%	(3.79)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.31%	3.35%
Performance fee (3)	0.00%	0.00%

Total expenses	3.31%	3.35%

Net investment income (loss)(2),(4)	(3.25)%	(3.29)%

Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Not annualized
(4)	Annualized
(5)	The amounts shown are for the period May 1, 2011 (commencement of trading) through September 30, 2011.
(6)	Represents the net asset value per Class D Unit at May 1, 2011 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2011 (Unaudited)

Note 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended September 30, 2011, the Fund did not have any Level 3 assets or liabilities.

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

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

Fair Value at September 30, 2011
Description	Level 1	Level 2	Level 3	Total
Exchange-traded futures contracts	$(47,840)	$0	$0	$(47,840)
Forward currency contracts	0	(768,947)	0	(768,947)
Total	$(47,840)	$(768,947)	$0	$(816,787)

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Exchange-traded futures contracts	$240,140	$0	$0	$240,140
Forward currency contracts	0	299,798	0	299,798
Total	$240,140	$299,798	$0	$539,938

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

If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. At September 30, 2011 and December 31, 2010, the amount of unreimbursed offering costs incurred by Campbell & Company is $624,397 and $546,847, respectively.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

Each Class of Units will pay a monthly advisory fee of 1/12 of 2% (2% annualized) and a monthly general partner fee of 1/12 of 1% (1% annualized) of such Class' month-end net assets to Campbell & Company.

Each Class of Units will pay Campbell & Company a quarterly performance fee equal to 20% of that Class of Units' aggregate cumulative appreciation (as defined) in the net asset value per Unit, exclusive of appreciation attributable to interest income allocable to such Class of Units, and as adjusted for subscriptions and redemptions, on a cumulative high water mark basis. In determining the performance fee, net assets shall not be reduced by the performance fee being calculated. The performance fee is paid only on profits attributable to each Class of Units outstanding. The performance fee is accrued monthly, paid quarterly and is not subject to any clawback provisions.

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with interbank market makers at September 30, 2011 and December 31, 2010 was $1,813,326 and $997,000, respectively, which equals 10% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at September 30, 2011 and December 31, 2010 was restricted cash for margin requirements of $2,412,448 and $1,098,083 respectively, which equals 14% and 6% of Net Asset Value respectively.

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statement of Financial Condition, as of September 30, 2011 and December 31, 2010 is as follows:

Type of Instrument *	Statement of Financial Condition Location	Asset Derivatives at September 30, 2011 Fair Value	Liability Derivatives at September 30, 2011 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$86,853	$(59,063)	$27,790
Energy Contracts	Equity in broker trading accounts	56,650	(83,589)	(26,939)
Metal Contracts	Equity in broker trading accounts	436,761	(359,701)	77,060
Stock Indices Contracts	Equity in broker trading accounts	25,144	(73,842)	(48,698)
Short-Term Interest Rate Contracts	Equity in broker trading accounts	107	(53,132)	(53,025)
Long-Term Interest Rate Contracts	Equity in broker trading accounts	72,771	(96,799)	(24,028)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	1,351,316	(2,120,263)	(768,947)
Totals		$2,029,602	$(2,846,389)	$(816,787)
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statement of Financial Condition Location	Asset Derivatives at December 31, 2010 Fair Value	Liability Derivatives at December 31, 2010 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$97,458	$(13,467)	$83,991
Energy Contracts	Equity in broker trading accounts	49,457	(37,905)	11,552
Metal Contracts	Equity in broker trading accounts	131,354	(5,483)	125,871
Stock Indices Contracts	Equity in broker trading accounts	78,515	(57,686)	20,829
Short-Term Interest Rate Contracts	Equity in broker trading accounts	23,451	(2,373)	21,078
Long-Term Interest Rate Contracts	Equity in broker trading accounts	15,285	(38,466)	(23,181)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	587,615	(287,817)	299,798
Totals		$983,135	$(443,197)	$539,938
* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statement of Operations, for the three months and nine months ended September 30, 2011 and the three months ended September 30, 2010 and the period April 6 (inception) through September 30, 2010 is as follows.

Type of Instrument	Trading Revenue for the Three Months Ended September 30, 2011	Trading Revenue for the Three Months Ended September 30, 2010
Agricultural Contracts	$(420,954)	$339,660
Energy Contracts	(256,998)	(237,715)
Metal Contracts	(46,574)	197,257
Stock Indices Contracts	(566,042)	76,582
Short-Term Interest Rate Contracts	900,578	190,054
Long-Term Interest Rate Contracts	2,020,299	527,273
Forward Currency Contracts	(835,348)	455,074
Total	$794,961	$1,548,185

Type of Instrument	Trading Revenue for the Nine Months Ended September 30, 2011	Trading Revenue for the Period April 6, 2010 (inception) through September 30, 2010**
Agricultural Contracts	$(598,895)	$326,847
Energy Contracts	(182,413)	(375,625)
Metal Contracts	(314,080)	189,169
Stock Indices Contracts	(1,224,808)	(226,615)
Short-Term Interest Rate Contracts	855,849	386,207
Long-Term Interest Rate Contracts	2,326,676	1,029,569
Forward Currency Contracts	(251,462)	169,466
Total	$610,867	$1,499,018

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Line Item in the Statement of Operations	Trading Revenue for the Three Months Ended September 30, 2011	Trading Revenue for the Three Months Ended September 30, 2010
Futures trading gains (losses):
Realized	$1,302,780	$816,324
Change in unrealized	327,529	276,787
Forward currency trading gains (losses):
Realized	70,289	(130,920)
Change in unrealized	(905,637)	585,994
Total	$794,961	$1,548,185

Line Item in the Statement of Operations	Trading Revenue for the Nine Months Ended September 30, 2011	Trading Revenue for the Period April 6, 2010 (inception) through September 30, 2010**
Futures trading gains (losses):
Realized	$1,150,309	$727,830
Change in unrealized	(287,980)	601,722
Forward currency trading gains (losses):
Realized	817,283	(184,777)
Change in unrealized	(1,068,745)	354,243
Total	$610,867	$1,499,018

** The Fund began trading on June 1, 2010.

For the three months ended September 30, 2011 and 2010, the monthly average of futures contracts bought and sold was approximately 1,500 and 1,125, respectively, and the monthly average of notional value of forward currency contracts was $89,100,000 and $46,400,000, respectively.

For the nine months ended September 30, 2011 and the period April 6 (inception) through September 30, 2010, the monthly average of futures contracts bought and sold was approximately 1,260 and 1,300, respectively, and the monthly average of notional value of forward currency contracts was $62,300,000 and $47,800,000, respectively.

Open contracts generally mature within twelve months; as of September 30, 2011, the latest maturity date for open futures contracts is September 2013 and the latest maturity date for open forward currency contracts is December 2011. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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

Campbell & Company seeks to minimize credit risk primarily by depositing and maintaining the Fund's assets at financial institutions and brokers which Campbell & Company believes to be credit worthy. The limited partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (Unaudited)

Note 10.	INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2011 and December 31, 2010 , and the statements of operations and financial highlights for the three months and nine months ended September 30, 2011, the three months ended September 30, 2010 and the period April 6, 2010 (inception) through September 30, 2010, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2011 and the period April 6, 2010 (inception) through September 30, 2010 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2011, and the results of operations and financial highlights for the three months and nine months ended September 30, 2011, the three months ended September 30, 2010 and the period April 6, 2010 (inception) through September 30, 2010, and cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2011 and the period April 6, 2010 (inception) through September 30, 2010.

Note 11.	SUBSEQUENT EVENT

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

The general partner has formed the Fund as a series limited partnership pursuant to and in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (6 Del. C. § 17-101 et seq., as amended from time to time, the “Act”). The Act provides for the limitation of liability of each Series to the debts, liabilities, obligations and expenses of such Series and not those of any other Series or the Fund in general. The Fund will trade pursuant to the Campbell Trend Following Portfolio. The Trend Following Portfolio applies traditional and alternative trend following methods to systematically exploit future market moves through the use of price information. Some trend following strategies trade all markets while others are specific to certain sectors or factors.

As of September 30, 2011, the aggregate capitalization of the Fund was $17,667,643 with Class A, Class B, Class C, and Class D comprising $8,552,539, $97,316, $8,615,974, and $401,814, respectively, of the total. The Net Asset Value per Unit was $1,105.16 for Class A, $949.75 for Class B, $1,130.73 for Class C, and $962.15 for Class D. No units have been issued for Class E.

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

Approximately 10% to 30% of the Fund’s assets will normally be committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets will be maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets will be deposited with the over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets will be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Fund’s assets may be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparty.

The Fund occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparty, which are met by moving the required portion of the assets held in bank or other brokerage accounts to the account on margin call. Since inception, the Fund has not needed to liquidate any position as a result of a margin call.

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

Results of Operations

The returns for the nine months ending September 30, 2011 for Class A and Class C were (1.22)% and 0.19%, respectively. The returns for Class B and Class D for the period May 1, 2011 (inception of trading) through September 30, 2011 were (5.03)% and (3.79)%, respectively. The returns for the period June 1, 2010 (commencement of trading) through September 30, 2010 for Class A and Class C were 6.17% and 6.73%, respectively. During the nine months ended September 30, 2011 and the period June 1, 2010 through September 30, 2010, the Fund accrued advisory and general partner fees in the amount of $393,112 and $153,427, respectively, and paid advisory and general partner fees in the amount of $392,039 and $112,763, respectively. Performance fees were accrued in the amount of $2,941 and $241,578, respectively, but no performance fees were paid during either period.

2011 (For the Nine Months Ending September 30)

Of the 2011 year-to-date decrease of (1.22)% for Class A, approximately (4.83)% was due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class A, offset by approximately 3.56% due to trading gains (before commissions) and approximately 0.05% due to investment income.

Of the period from May 1, 2011 (commencement of trading) through September 30, 2011 decrease of (5.03)% for Class B, approximately (1.30)% was due to trading losses (before commissions) and approximately (3.75)% was due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B, offset by approximately 0.02% due to investment income.

Of the 2011 year-to-date increase of 0.19% for Class C, approximately 3.56% was due to trading gains (before commissions) and approximately 0.05% was due to investment income, offset by approximately (3.42)% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the period from May 1, 2011 (commencement of trading) through September 30, 2011 decrease of (3.79)% for Class D, approximately (1.30)% was due to trading losses (before commissions) and approximately (2.51)% was due to brokerage fees, advisory fees, general partner fees, offering costs and operating expenses borne by Class D, offset by approximately 0.02% due to investment income.

An analysis of the 3.56% year-to-date trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	(6.05)%
Currencies	(0.81)
Interest Rates	17.80
Stock Indices	(7.38)
3.56%

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

The Greek debt crisis continued to dominate price movement in June, leading to the eventual passage of an austerity plan at month-end. In addition, the U.S. Federal Reserve, which continues to expect that economic conditions are likely to warrant exceptionally low interest rates for an extended period, gave no hint of a new “QE3” program. Commodity trading was difficult in June, particularly in the energy complex, as prices continued to fall from late April/early May highs. Concerns about the European sovereign debt crisis, discord with OPEC, and an unexpected and controversial use of U.S. and European strategic petroleum reserves by the IEA (International Energy Agency) and the DOE (Department of Energy) weighed heavy on prices. Additional losses were recorded in precious and base metals. Trading in global equities also produced negative results as stock markets around the world declined on Greek debt concerns and weak economic data. While the Fund’s models generally reduced overall long stock index exposure throughout the month, concentrations remained in the U.S. and Europe with mixed positioning in Asia. Risky assets rallied and bond prices fell across the globe during the last few days of the month after the austerity package in Greece was finally passed. Small losses were recorded in fixed income trading, particularly on the short-end of the curve. Foreign exchange markets were largely unchanged in June, despite a rollercoaster of headlines that caused the currency markets to fluctuate intra-month. The Fund continued to maintain a short U.S. Dollar exposure versus most major currencies.

During the month of July, the markets were fixated on the ongoing sovereign debt crisis in both Europe and the U.S. As risky assets suffered, bond prices were driven higher from investors flocking to the safety of fixed income, yielding strong gains for the Fund’s global long position. While U.S. Treasuries finished the month up over 2%, U.K. Gilts finished up 4%, German Bunds were up 3.5%, Japanese Bonds closed up 5% and Canadian Bonds increased by 2.5%. Additional gains were recorded in foreign exchange trading as the U.S. Dollar continued its downward trend against most major currencies. The U.S. Dollar, in particular, fell to new all-time lows against the Swiss Franc and the New Zealand Dollar, some of the best performing markets for the Fund in July. Commodity trading was also strongly positive in July, particularly from precious metals, as safe-haven buying supported prices in gold and silver. Additional profits came from soft commodities as sugar continued its upward trend, gaining 12% in July, on signs that Brazil’s production would not match expectations. The base metals and energy sector yielded small gains, while grains yielded small losses. The stock index sector was the only losing sector during the month as European sovereign debt remained a concern, economic data was mixed to weaker–than-expected, and the U.S. debt-ceiling and deficit-reduction debate took center stage. While the Fund reduced net long exposure in Europe, position exposure increased in the Pacific Rim and in North America.

Volatility was extremely elevated in August stemming mainly from the S&P downgrade of the United States Triple-A credit rating after weeks of contentious political debate. Strong gains in fixed income were recorded during the month as risk appetite diminished sending yields in both the U.S. and European fixed income markets lower. However, the reduction in risk appetite was a primary driver for losses in currency trading, stock indices and commodities. As a consequence of market volatility, European Union regulators implemented restrictions on short selling in various stock indices. The Fund’s trading is also subject to these restrictions and appropriate action was taken to be in compliance. While the Fund was still able to short certain stock index contracts in Europe, others have been temporarily removed from the portfolio. The Fund continued to take advantage of stock market volatility (indirectly) through trading in currencies, bonds and commodities.

The markets were in risk aversion mode in September as the pressure of implementing fiscal austerity in the Eurozone continued. Negative sentiment in macroeconomic growth stoked fears of recessions and overwhelmed some tentative signs of optimism. The Fund was able to benefit from the flight out of risky assets as bond prices pushed higher. Equity Indices also yielded gains in the Fund, primarily from short positions in Europe and Asia as stocks globally finished lower. These gains were not enough to offset losses experienced in the other sectors. Risk assets struggled during the month, and the recipient of the need for perceived safety was the U.S. Dollar which was up nearly 6% for the month.  The Fund, having been positioned with the prevailing trend of a weaker U.S. Dollar, recorded its largest losses in the Foreign Exchange sector as a result of the Greenback’s rally. The Fund’s models adjusted positioning in response to the dramatic move; however, the losses in this sector were difficult to offset. Commodities amplified the theme of bearish global macroeconomic conditions resulting in overall losses in the sector for the Fund. Precious metals reversed significantly, with nearly a 28% decline in silver and 11% in gold, perhaps implying deflation was on the horizon. Base metal positions helped dampen losses from energy trading, despite some well positioned shorts during the month. Uncertainty continues to plague the market which can prove challenging for a portfolio that has trend-following at its core.

2010 (For the Period June 1 (Commencement of Trading) Through September 30)

Of the period June 1 (commencement of trading) through September 30, 2010 increase of 6.17% for Class A, approximately 9.63% was due to trading gains (before commissions) and approximately 0.01% was due to investment income, offset by approximately (3.47)% due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the period June 1 (commencement of trading) through September 30, 2010 increase of 6.73% for Class C, approximately 9.63% was due to trading gains (before commissions) and approximately 0.01% was due to investment income, offset by approximately (2.91)% due to brokerage fees, management fees, offering costs and operating expenses borne by Class C.

An analysis of the 9.63% trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	0.76%
Currencies	1.00
Interest Rates	9.57
Stock Indices	(1.70)
9.63%

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

Catalysts for the equity rally in July hinged on strong economic data out of Europe, positive results from European bank stress tests and an increase in positive sentiment out of China. The S&P 500 and Dow Jones recorded gains of approximately 7% in July, adding another twist to their rollercoaster paths. Small gains were recorded in the European and U.S. equity markets from long positions in stock index futures as over-sold conditions paved the way for a reversal higher. Stocks rallied on better-than-expected second quarter earnings, increased M&A activity, higher dividends and additional buybacks. The Fund experienced losses in commodities, primarily from short positions in crude oil and long positions in precious metals. The correlation between equities and energies remained high and the rally in global equities sparked profit taking, reducing investor demand for gold as a safe haven. The Fund had additional losses in foreign exchange from short positions in the Euro/Yen cross, as the Euro showed renewed signs of life, appreciating more than 4% against the Yen. Losses were offset by gains in equities trading and in short-term fixed income markets from long positions in Eurodollar interest rate futures. Weaker-than-expected U.S. economic data led the market to believe that the U.S. Federal Reserve will need to keep interest rates low for an extended period.

The release of the August U.S. Federal Reserve meeting minutes resulted in yet another sell-off of “risk assets,” which helped contribute to the rise in fixed income prices. Yields reached multi-year lows in the U.S., Europe and U.K., resulting in gains from the Fund’s long fixed income positions, especially on the long end of the curve. Smaller gains were realized in the commodity markets, primarily in precious metals. Gold fully retraced July’s corrective sell-off, with its August month-end market value closing several ticks higher than the June close. The Fund’s long gold position benefitted from gold’s safe-haven status, as well as from news out of China, the world’s largest consumer and producer of gold, that they will allow greater access to trading of the metal. The Fund’s long silver position also produced favorable results due to its lock-step trading with gold. Long global equity indices holdings resulted in losses for the month. Weak labor and housing data releases, coupled with the Federal Open Market Committee (“FOMC”) of the U.S. Federal Reserve’s downgrade of its assessment of the U.S. economic outlook, contributed to the poor performance of U.S. market indices. Japanese equities fared worse, as the stubbornly strong Japanese Yen weighs on Japanese exporters. By month-end, the Euro Stoxx 50 lost nearly 4.5%, the S&P 500 fell about 4.75%, and the Japanese Nikkei lost almost 7.5%. Additional losses were recorded in the foreign exchange markets from short positions in the Euro/Yen cross as the Euro appreciated more than 4% against the Japanese Yen. The Euro moved higher against most currencies as investors covered short positions as the Euro showed renewed signs of life.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2011 and December 31, 2010 and the trading gains/losses by market category for the nine months ended September 30, 2011 and the period June 1 (commencement of trading) through December 31, 2010.

September 30, 2011
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.78%	(6.05)%
Currencies	1.34%	(0.81)%
Interest Rates	1.66%	17.80%
Stock Indices	0.71%	(7.38)%

Aggregate/Total	1.96%	3.56%
*

— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Fund for the nine months ended September 30, 2011.

Of the 2011 year-to-date decrease of (1.22)% for Class A, approximately (4.83)% was due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class A, offset by approximately 3.56% due to trading gains (before commissions) and approximately 0.05% due to investment income.

Of the period from May 1, 2011 (commencement of trading) through September 30, 2011 decrease of (5.03)% for Class B, approximately (1.30)% was due to trading losses (before commissions) and approximately (3.75)% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B, offset by approximately 0.02% due to investment income.

Of the 2011 year-to-date increase of 0.19% for Class C, approximately 3.56% was due to trading gains (before commissions) and approximately 0.05% was due to investment income, offset by approximately (3.42)% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the period from May 1, 2011 (commencement of trading) through September 30, 2011 decrease of (3.79)% for Class D, approximately (1.30)% was due to trading losses (before commissions) and approximately (2.51)% due to brokerage fees, advisory fees, general partner fees, offering costs and operating expenses borne by Class D, offset by approximately 0.02% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011, by market sector.

Currencies

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

The following were the primary non-trading risk exposures of the Fund as of September 30, 2011.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

            None

Item 1A. Risk Factors.

            None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3. Defaults Upon Senior Securities.

            Not applicable.

Item 4. (Removed and Reserved).

Item 5. Other Information.

            None

Item 6. Exhibits.

Exhibit
Number	Description of Document

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
The following financial statements from the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.01 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL GLOBAL TREND FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: November 14, 2011	By:	/s/ Stephen C. Roussin
Stephen C. Roussin
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
The following financial statements from the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Schedule of Investments; (ii) Statements of Financial Condition; (iii) Statements of Operations; (iv) Statements of Cash Flows; (v) Statements of Changes in Partners’ Capital (Net Asset Value); and (vi) Notes to Financial Statements.*

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.01 shall not be deemed to be “filed” for purposes of Section 11 and Section 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, or otherwise subject to liability under those sections.