Form 10-K
period 2011-12-31
Campbell Global Trend Fund, L.P.
filed 2012-03-30
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to __________

Commission file number	000-54311

CAMPBELL GLOBAL TREND FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	27-1412568
(State of Organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2011, there were 7,826.077 Class A Units, 237.712 Class B Units, 7,672.334 Class C Units and 562.483 Class D Units of Limited Partnership Interest issued and outstanding.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business.	1-6

Item 1A.	Risk Factors.	6-13

Item 1B.	Unresolved Staff Comments.	14

Item 2.	Properties.	14

Item 3.	Legal Proceedings.	14

Item 4.	Mine Safety Disclosures.	14

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15

Item 6.	Selected Financial Data.	15-16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17-24

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	25-29

Item 8.	Financial Statements and Supplementary Data.	30

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	30

Item 9A.	Controls and Procedures.	30

Item 9B.	Other Information.	30

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	31-33

Item 11.	Executive Compensation.	33

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	34

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	34

Item 14.	Principal Accounting Fees and Services.	35

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	36

SIGNATURES

PART I

Item 1.  Business.

General development of business

The Campbell Global Trend Fund L.P. (the “Registrant”, “the Fund” or "Global Trend Fund") was formed as a Delaware series limited partnership on December 1, 2009. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures and forward markets. Specifically, the Fund trades trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities.

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

As a registrant with the Securities and Exchange Commission, the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the provisions of the Commodity Exchange Act, regulations of the Commodity Futures Trading Commission (the "CFTC"), an agency of the United States government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (the "NFA"), an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

As of December 31, 2011, the aggregate capitalization of the Global Trend Fund was $17,996,097 with Class A, Class B, Class C, and Class D comprising $8,581,441, $224,041, $8,650,630, and $539,985, respectively, of the total. The Net Asset Value per Unit was $1,096.52 for Class A, $942.49 for Class B, $1,127.51 for Class C, and $960.00 for Class D. No units have been issued for Class E.

The Registrant will be terminated and dissolved promptly thereafter upon the happening of the earlier of: (a) an election to dissolve the Registrant at any time by Limited Partners owning more than 50% of the Units then outstanding; (b) the withdrawal of Campbell & Company, unless one or more new general partners have been elected or appointed pursuant to the Agreement of Limited Partnership, as amended; (c) Campbell & Company determines that the purpose of the Fund cannot be fulfilled; or (d) any event which shall make unlawful the continuing existence of the Registrant.

Financial information about industry segments

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

Narrative description of business

General

The purpose of the Fund is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, forward contracts and any other rights pertaining thereto, and for such other purposes as may be incidental or related thereto. The Fund has no employees.
The Global Trend Fund trades pursuant to the Campbell Trend Following Portfolio. The Trend Following Portfolio seeks to exploit both the tendency for individual market momentum to persist and the tendency for markets to influence each other by aggregating (either negatively or positively) into independent factor groups. Campbell & Company’s Trend Following Model Series is based on traditional and alternative trend-following methods to exploit future market moves. A focus of the model series is to diversify exposure to multiple time horizons, trading strategies, asset classes, and signal information. Proper position sizing and risk control is closely monitored. Additional models, markets and/or over-the-counter contracts may also be included or eliminated from time to time at Campbell & Company’s sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2011 is as follows: 32% to interest rates, 29% to foreign exchange, 26% to commodities, and 13% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

Use of Proceeds

Subscription Proceeds and Available Assets

The entire offering proceeds, without deductions, are credited to the Fund’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund will meet margin requirements for its trading activities by depositing cash or U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund’s assets in U.S. government securities does not reduce the risk of loss from trading futures and forward contracts. The Fund will receive all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of the Fund’s assets.

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

The Fund occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparty, which are met by moving the required portion of the assets held in bank or other brokerage accounts to the account on margin call. Since inception, the Global Trend Fund has not needed to liquidate any position as a result of a margin call.

The Fund’s assets will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.

Market Sectors

Campbell & Company’s Trend Following Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products (Brent crude, gas oil, heating oil, natural gas, unleaded gasoline and WTI Crude), agricultural products (wheat, corn, coffee, sugar, soy, hogs, cattle and cotton), precious and base metals (aluminum, copper, gold, nickel, silver and zinc), stock market indices (AEX, CAC 40, DAX, DJ Euro Stoxx 50, Dow Jones Mini, FTSE, Hang Seng, IBEX, MSCI, NASDAQ, Nikkei, S&P 500, S&P Canada 60 Index Futures and Share Price 200 Index), interest rates (short-term and long-term) and foreign currencies (majors, minors and cross rates).

Market Types

The Fund trades on a variety of United States and foreign futures exchanges, and in the off-exchange highly liquid, institutionally-based currency forward markets. As in the case of its market sector allocations, the Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time, and may change at any time if Campbell & Company determines such change to be in the best interests of the Fund.

Charges

The following is a description of current charges to the Fund.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Advisory Management/General Partner Fee
All Classes of the Fund pay a monthly (i) advisory fee at the annual rate of 2%; and (ii) general partner fee at the annual rate of 1%, of the net asset value of the respective Class, prior to any accrual for or payment of any advisory fee, general partner fee, performance fee, redemption or subscription during said month. The advisory and general partner fees are paid in arrears based on the net asset value of the respective Class as of the end of each month. The advisory and general partner fees are paid out of and reduce the net assets attributable to each Class of Units.

Campbell & Company	Performance Fee
All Classes of the Fund will pay Campbell & Company a quarterly performance fee equal to 20% aggregate cumulative appreciation in the respective Class’s net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions.

Campbell & Company	Offering Expenses
The Fund’s offering expenses will be advanced by Campbell & Company. Reimbursement of the Fund’s offering expenses is subject to an annual cap of 0.50% of the Global Trend Fund’s, and in turn, each Units’, month-end net asset value (excluding Class E Units). Any offering costs advanced by Campbell & Company in excess of the aforementioned annual cap may be reimbursed in later periods, if the Global Trend Fund is able to do so within the limit of each annual cap. Furthermore, in no case will reimbursements of offering costs exceed 2.5% of aggregate subscriptions.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Newedge USA, LLC	Brokerage Commissions
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.35% of the Fund’s net assets annually, up to 1% of the Fund’s net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

Royal Bank of Scotland plc (RBS)	Over-the-Counter Counterparty Execution Costs
The over-the-counter counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million, plus any additional electronic platform charges, for forward contracts it facilitates on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures broker’s charges, will equal approximately 0.40% of the Fund’s net assets and will not exceed 1% of the Fund's net asset value per annum, as referenced above.

Selling Agents	Sales Fee
The selling agents who have sold Class A Units and Class B Units receive selling commissions of 2% of the subscription amount of each subscription for Class A Units and Class B Units. In addition, commencing 13 months after the sale of Units and in return for providing ongoing services to Limited Partners, the Fund will pay those selling agents (or their assignees) up to 2% of the Fund’s average month-end net asset value. The amount paid to selling agents on Class A Units sold pursuant to the disclosure document will not, however, exceed 8.0% of the gross offering proceeds of the Class A Units and 9.0% of the gross offering proceeds of the Class B Units sold pursuant to the disclosure document. Once the respective threshold is reached, the selling agent will receive no future compensation.

Selling Agents	Broker-Dealer Custodial Fee
Class A Units and Class C Units pay a monthly broker-dealer custodial fee of 0.25% of Class A Units’ and Class C Units’ month-end net asset value per annum to the selling agents (the firm and not the individual) provided, however, that the total of such broker-dealer custodial fees per Unit do not exceed 1% of the gross offering proceeds of Class A Units and 6% of the gross offering proceeds of Class C Units.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Other	Operating Expenses	The Fund may experience operating expenses such as legal, auditing, administration, printing and postage, as incurred, up to a maximum of 0.50% of the Fund’s net asset value per annum.

Once total underwriting compensation, including, but not limited to, the fees mentioned in the preceding paragraphs, paid on any Class A Unit, Class B Unit, Class C Unit or Class D Unit reaches 10% of the gross offering proceeds, the Class A Unit, Class B Unit, Class C Unit or Class D Unit will automatically be re-designated as Class E Units, which are identical to Class A Units, Class B Units, Class C Units and Class D Units except that Class E Units do not pay any offering expenses, selling agent fee, broker-dealer custodial fee payable to the selling agents and, if applicable, redemption fees.

Regulation

The U.S. futures markets are regulated under the Commodity Exchange Act, which is administered by the CFTC, a federal agency created in 1974. The CFTC licenses and regulates commodity exchanges, commodity pool operators, commodity trading advisors and clearing firms which are referred to in the futures industry as “futures commission merchants.” Campbell & Company is licensed by the CFTC as a commodity pool operator and commodity trading advisor. Futures professionals are also regulated by the NFA, a self-regulatory organization for the futures industry that supervises the dealings between futures professionals and their customers. If its pertinent CFTC licenses or NFA memberships were to lapse, be suspended, or be revoked, Campbell & Company would be unable to act as the Fund’s commodity pool operator and commodity trading advisor.

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

Available Information

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

Item 1A.  Risk Factors.

Market Risks

You Could Possibly Lose Your Total Investment in the Fund

Futures and forward contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Fund.

The Fund is Highly Leveraged

Because the amount of margin funds necessary to be deposited in order to enter into a futures and forward contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Fund’s account with face values equal to several times the Fund’s net asset value. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

Changes In Financing Policies or the Imposition of Other Credit Limitations or Restrictions Could Compel the Fund to Liquidate Positions at Disadvantageous Prices

The Fund may utilize and may depend on the availability of credit in order to trade its portfolio. There can be no assurance that the Fund will be able to maintain adequate financing arrangements under all market circumstances. As a general matter, the dealers that provide financing to the Fund can apply essentially discretionary margin, haircut, financing security and collateral valuation policies. Changes by dealers in such financing policies, or the imposition of other credit limitations or restrictions, whether due to market circumstances or governmental, regulatory or judicial action, may result in large margin calls, loss of financing, forced liquidation of positions at disadvantageous prices, termination of swap and repurchase agreements and cross-defaults to agreements with other dealers. Any such adverse effects may be exacerbated in the event that such limitations or restrictions are imposed suddenly and/or by multiple market participants at or about the same time. The imposition of such limitations or restrictions could compel the Fund to liquidate all or part of its portfolio at disadvantageous prices. Recently, banks and dealers have substantially curtailed financing activities and increased collateral requirements, forcing many hedge funds to liquidate.

The Fund’s Investments Could Be Illiquid

Futures and forward positions cannot always be liquidated at the desired price; this can occur when the market is thinly traded (i.e., a relatively small volume of buy and sell orders) or in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The financing available to the Fund from banks, dealers and other counterparties is likely to be restricted in disrupted markets. The Fund may incur material losses and the risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid making it difficult or impossible to close out positions against which the markets are moving. For example, in 1994, 1998 and again from 2007 — 2009, there was a sudden restriction of credit by the dealer community that resulted in forced liquidations and major losses for a number of private investment funds. It is possible that in the future, in such situations, Campbell & Company may be unable for some time to liquidate certain unprofitable positions thereby increasing the loss to the Fund from the trade. Additionally, foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, such as energy products or metals. Market disruptions caused by unexpected political, military and terrorist events may from time to time cause dramatic losses for the Fund, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk. Any of these actions could also result in losses to the Fund. A subscription for Units should be considered only by persons financially able to maintain their investment and who can afford the loss of all or substantially all of such investment.

Reduced Market Exposure in Times of High Volatility May Limit Profit Potential

During periods of high volatility in the markets, the Fund may reduce its market exposure. While the purpose of such reductions is to attempt to limit potential losses to the Fund, such reductions may also have the effect of limiting potential profits for such time as the Fund’s market exposure remains in a reduced state.

Your Investment in the Fund Could Be Illiquid

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

Over-the-Counter Transactions are Subject to Little, if Any, Regulation

The Fund trades forward contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money center and investment banks, and is not regulated by the CFTC. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Fund. The market for forward contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Fund to significant losses in the event of trading abuses or financial failure by participants in the forward markets which it might otherwise have avoided.

Over-the-Counter Transactions May Be Subject to the Risk of Counterparty Default

The Fund faces the risk of non-performance by its counterparties to forward contracts and such non-performance may cause some or all of its gains to remain unrealized.

Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. The clearing member, clearing organization or other counterparty may not be able to meet its obligations, in which case, the Fund could suffer significant losses on these contracts.

An Investment in the Fund May Not Diversify an Overall Portfolio

Historically, alternative investments such as managed futures funds have been generally non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is no statistically valid relationship between the past performance of futures and forward contracts on the one hand and stocks or bonds on the other hand. Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be exactly opposite. Because of this non-correlation, the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock market or vice versa. The futures and forward markets are fundamentally different from the securities markets in that for every gain made in a futures and forward transaction, the opposing side of that transaction will have an equal and off-setting loss. If the Fund does not perform in a manner non-correlated with the general financial markets or does not perform successfully, you will obtain no diversification benefits by investing in the Units and the Fund may have no gains to offset your losses from other investments.

The Current Markets are Subject to Market Disruptions That May Be a Detriment to Your Investment

The global financial markets have recently undergone pervasive and fundamental disruptions which have led to extensive and unprecedented governmental intervention. Such intervention has, in certain cases, been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as to previously successful investment strategies.

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

The Current Markets are Subject to Governmental Intervention That May Be a Detriment to Your Investment

During the second half of 2008, losses at brokers, banks and other financial sector companies as well as extreme volatility and disruptions in the credit markets globally led to extensive and unprecedented governmental intervention in worldwide financial markets. Such intervention was in certain cases implemented on an “emergency” basis, subjecting market participants without notice to a set of regulations which were in some cases unclear in scope and in application.

The trading advisor believes that it is possible that emergency intervention may take place again in the future. The trading advisor also believes that the regulation of financial markets is likely to be increased in the future. It is impossible to predict the impact of any such intervention and/or increased regulation on the performance of the Fund or the fulfillment of its investment objectives.

The Dodd Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”)

In response to the financial crises of 2008, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Reform Act became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Fund, Campbell & Company, and the markets in which it trades and invests. The Reform Act could result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund. See also "Speculative Position Limits,"  “Over-the-Counter Derivatives Markets” and "Swap Agreements" below.

The Fund is Subject to Regulatory Risk Associated with Futures Contracts that Could Adversely Affect the Fund’s Operations and Profitability

On October 18, 2011, the CFTC adopted regulations that impose new federal position limits on futures and options on metals, agricultural commodities and energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate that these limits will affect the Fund’s ability to trade, but it is possible that they may in the future if the Fund’s assets increase dramatically.

The Fund is a Party to Financial Instruments with Elements of Off-Balance Sheet Risk, Which May Cause the Fund to Lose All of Its Assets

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. Campbell & Company, Inc., the general partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%; however, these precautions may not be effective in limiting the risk of loss.

Trading Risks

There are Disadvantages to Making Trading Decisions Based Primarily on Technical Market Data

The trading systems used by Campbell & Company for the Fund is primarily technical. The profitability of trading under these systems depends on, among other things, the occurrence of significant price movements, up or down, in futures or forward prices. Such price movements may not develop; there have been periods in the past without such price movements.

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

Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability

There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; as of the third quarter of 2011, this estimate had risen to approximately $320.3 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategies if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures or forward positions, or otherwise alter trading patterns.

Speculative Position Limits

The CFTC and certain exchanges have established position limits on the maximum net long or short futures positions which any person or group of persons acting in concert may hold or control in particular futures contracts. The CFTC has adopted a rule generally requiring each domestic U.S. exchange to set speculative position limits, subject to CFTC approval, for all futures contracts traded on exchanges which are not already subject to speculative position limits established by the CFTC or such exchange. The CFTC has jurisdiction to establish speculative position limits with respect to all futures contracts traded on exchanges located in the United States, and any such exchange may impose additional limits on positions on that exchange. Generally, no speculative position limits are in effect with respect to the trading of forward contracts or trading on non-U.S. exchanges. All trading accounts owned or managed by Campbell & Company acting on behalf of the Fund, its respective principals and affiliates are aggregated for calculating compliance with speculative position limits. Because futures position limits allow a commodity trading advisor and its principals to control only a limited number of contracts in any one commodity, Campbell & Company and its principals are potentially subject to a conflict among the interests of all accounts it controls because they are competing for shares of that limited number of contracts. Although Campbell & Company may be able to achieve the same performance results with OTC substitutes for futures contracts, the OTC market may be subject to differing prices, lesser liquidity and greater counterparty credit risks than the regulated U.S. commodities exchanges. Campbell & Company may in the future reduce the size of the positions which would otherwise be taken or not trade in certain markets on behalf of the Fund in order to avoid exceeding such limits. Modification of such trades that would otherwise be made by Campbell & Company, if required, could adversely affect the Fund’s operations and profitability. Such modification, if required, could require the Fund to liquidate certain positions more rapidly than might otherwise be desirable, and could adversely affect the performance of the Fund. A violation of speculative position limits by the Fund could lead to regulatory action materially adverse to the Fund’s prospects for profitability.

On October 18, 2011, the CFTC adopted regulations that imposed new federal speculative position limits for futures and options on certain energy, metal and agricultural commodities, and economically equivalent swaps. Such speculative position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. The rules concerning speculative position limits may be amended in a manner that is detrimental to the Fund. For example, if the amended rules are detrimental to the Fund, the Fund’s ability to invest in additional commodity futures contracts or economically equivalent swaps may be limited to the extent these activities would cause the Fund to exceed the applicable speculative position limits.

Over-the-Counter Derivatives Markets

The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time.

The Reform Act mandates that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Fund is required to provide and the costs associated with providing it. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Fund will not qualify to rely on such exemptions. In addition, the OTC derivative dealers with which the Fund executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such OTC derivatives will be subject to mandatory clearing and the dealers will be subject to margin requirements irrespective of whether the Fund is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations as is currently permitted. This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The SEC and CFTC, as applicable, may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions. They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.

OTC derivative dealers and major OTC derivatives market participants will be required to register with the SEC and/or CFTC. The Fund or Campbell & Company may be required to register as major participants in the OTC derivatives markets. Dealers and major participants will be subject to minimum capital and margin requirements. These requirements may apply irrespective of whether the OTC derivatives in question are exchange-traded or cleared. OTC derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory burdens. These requirements may further increase the overall costs for OTC derivative dealers, which costs are also likely to be passed along to market participants. The overall impact of the Reform Act on the Fund is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime.

In addition, Congress has considered imposing, and may in the future impose, restrictions on trading credit default swaps and other derivatives, including, potentially, a ban on trading these instruments except for the purpose of insuring a physically held position.

Swap Agreements

The Fund may enter into swap agreements. Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular “notional amount.” Swaps may be subject to various types of risk, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty. Swaps can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swaps may increase or decrease the Fund’s exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of the Fund’s portfolio. Swap agreements can take many different forms and are known by a variety of names. The Fund is not limited to any particular form of swap agreement if Campbell & Company determines the other forms are consistent with the Fund’s investment objective and policies. A significant factor in the performance of swaps is the change in individual commodity values, specific interest rates, currency values, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Fund, the Fund must have sufficient cash availability to make such payments when due. In addition, if a counterparty’s creditworthiness declines, the value of the swap agreement would be likely to decline, potentially resulting in losses to the Fund. The Reform Act mandates that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouses. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions, the Reform Act’s success in this regard will depend on the implementation of many rules and regulations, a process that may take several years.

Increase in Assets Under Management May Make Profitable Trading More Difficult

Campbell & Company has not agreed to limit the amount of additional equity which it may manage, and is actively engaged in raising assets for existing and new accounts. The more equity Campbell & Company manages, the more difficult it may be for Campbell & Company to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance. Accordingly, such increases in equity under management may require Campbell & Company to modify its trading decisions for the Fund which could have a detrimental effect on your investment. Such considerations may also cause Campbell & Company to eliminate smaller markets from consideration for inclusion in its Trend Following Portfolio, reducing the range of markets in which trading opportunities may be pursued. Campbell & Company reserves the right to make distributions of profits to limited partners in an effort to control asset growth. In addition, Campbell & Company may have an incentive to favor other accounts because the compensation received from some other accounts may exceed the compensation it receives from managing the Fund’s account. Because records with respect to other accounts are not accessible to limited partners in the Fund, the limited partners will not be able to determine if Campbell & Company is favoring other accounts.

Investors Will Not be Able to View the Fund’s Holdings on a Daily Basis, Which May Result in Unanticipated Losses

Campbell & Company makes the Fund’s trading decisions. While Campbell & Company receives daily trade confirmations from the futures broker and over-the-counter counterparty, the Fund’s trading results are reported to limited partners monthly. Accordingly, an investment in the Fund does not offer limited partners the same transparency, i.e., an ability to review all investment positions daily, that a personal trading account offers. As a result, you may suffer unanticipated losses due to the Fund’s holdings.

Tax Risks

Investors are Taxed Based on Their Share of the Fund’s Profits

Investors are taxed each year on their share of the Fund’s profits, if any, irrespective of whether they redeem any Units or receive any cash distributions from the Fund. Campbell & Company has the authority to make such distributions at any time in its sole discretion.

All performance information included herein is presented on a pre-tax basis; the investors who experienced such performance had to pay the related taxes from other sources.

Tax Could be Due from Investors on Their Share of the Fund’s Ordinary Income Despite Overall Losses

Investors may be required to pay tax on their allocable share of the Fund’s ordinary income, which in the case of the Fund is the Fund’s interest income, gain on some foreign futures contracts, and certain other investment assets, even though the Fund incurs overall losses. Capital losses of individual taxpayers can be used only to offset capital gains and $3,000 of ordinary income each year. Consequently, if an individual investor were allocated $5,000 of ordinary income and $10,000 of capital losses, the investor would owe tax on $2,000 of ordinary income even though the investor would have a $5,000 loss for the year. The remaining $7,000 capital loss could be used in subsequent years to offset capital gain and ordinary income, but subject to the same annual limitation on its deductibility against ordinary income.

There Could be a Limit on the Deductibility of Advisory, General Partner and Performance Fees

Although the Fund treats the advisory fee, general partner fee and performance fees (the "Fees") paid to Campbell & Company and other expenses of the Fund as ordinary and necessary business expenses, upon an IRS audit the Fund may be required to treat such fees as “investment advisory fees” if the Fund’s trading activities did not constitute a trade or business for tax purposes. If the limited partner’s share of expenses were deemed to be investment advisory fees, a limited partner’s tax liability would likely increase because of statutory limitations applicable to miscellaneous itemized deductions, including investment advisory fees, of individual taxpayers. In addition, upon audit, a portion of the Fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Fund’s capital gain or as an increase in the Fund’s capital loss. If the Fees were so treated, a limited partner’s tax liability would likely increase.

Other Risks

Fees and Commissions are Charged Regardless of Profitability and are Subject to Change

The Fund is subject to substantial charges payable irrespective of profitability, in addition to performance fees which are payable based on the Fund’s profitability. Included in these charges are brokerage fees and operating expenses. On the Fund’s forward trading, “bid-ask” spreads are incorporated into the pricing of the Fund’s forward contracts by the counterparties in addition to the brokerage fees paid by the Fund. It is not possible to quantify the “bid-ask” spreads paid by the Fund because the Fund cannot determine the profit its counterparty is making on the forward transactions. Such spreads can at times be significant. In addition, while currently not contemplated, the Limited Partnership Agreement allows for changes to be made to the brokerage fee and performance fee upon sixty days’ notice to the limited partners.

The Fund’s Service Providers Could Fail, Which May Result in Losses to the Fund

The institutions with which the Fund trades or invests may encounter financial difficulties that impair the operational capabilities or the capital position of the Fund. A futures broker is generally required by U.S. law to segregate all funds received from such broker’s customers from such broker’s proprietary assets. If the futures broker does not do so to the full extent required by law, the assets of the Fund might not be fully protected in the event of the bankruptcy of the futures broker. Furthermore, in the event of the futures broker’s bankruptcy, the Fund could lose the entire amount, or be limited to recovering only a pro rata share of all available funds segregated on behalf of the futures broker’s combined customer accounts, even though certain property specifically traceable to the Fund (for example, Treasury bills deposited by the Fund with the futures broker as margin) was held by the futures broker. Furthermore, dealers in forward contracts are not regulated by the Commodity Exchange Act and are not obligated to segregate customer assets. The futures broker has been the subject of regulatory and private causes of action.

Although the trading advisor regularly monitors the financial condition of the counterparties it uses, if one or more of the Fund’s counterparties were to become insolvent or the subject of liquidation proceedings in the United States (either under the Securities Investor Protection Act or the United States Bankruptcy Code), there exists the risk that the recovery of the Fund’s assets from such counterparty will be delayed or be of a value less than the value of the assets originally entrusted to such counterparty.

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

The Fund is a recently-formed entity with limited operating history upon which prospective investors can evaluate its potential performance. The personnel of the trading advisor responsible for managing the Fund’s investment portfolio have substantial experience in managing investments and private and public investment funds and have provided and continue to provide advisory and management services to clients and private and public investment funds that have similar investment programs to that of the Fund. However, the past performance of the trading advisor may not be construed as an indication of the future results of an investment in the Fund.

Conflicts of Interest Exist in the Structure and Operation of the Fund

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

Since Campbell & Company acts as both trading advisor and general partner for the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a monthly (i) advisory fee at the annual rate of 2% and (ii) general partner fee at the annual rate of 1%, of the net asset value of each Class of Units, prior to any accrual for or payment of any advisory fee, general partner fee, performance fee, redemptions or subscriptions during said month and (iii) a quarterly performance fee equal to 20% aggregate cumulative appreciation in the respective Class of Units’ net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions. Campbell & Company, as general partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made.

Subject to the limit on selling agent compensation, selling agents will be entitled to ongoing compensation as a result of their clients remaining in the Fund, so a conflict exists between the selling agent’s interest in maximizing compensation and in advising its clients to make investment decisions in the client’s best interests.

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

The Fund Places Significant Reliance on Campbell & Company and the Incapacity of its Principals Could Adversely Affect the Fund

The incapacity of Campbell & Company’s principals could have a material and adverse effect on Campbell & Company’s ability to discharge its obligations under the advisory agreement. However, there are no individual principals at Campbell & Company whose absence would result in a material and adverse effect on Campbell & Company’s ability to adequately carry out its advisory responsibilities.

The Fund Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disrupting Your Investment Portfolio

As general partner of the Fund, Campbell & Company may withdraw from the Fund upon 120 days’ notice, which would cause that Fund to terminate unless a substitute general partner were obtained. Other events, such as a long-term substantial loss suffered by the Fund, could also cause the Fund to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

The Fund is Not a Regulated Investment Company and is Therefore Subject to Different Protections Than a Regulated Investment Company

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

Hybrids and Other Derivatives are Not Subject to CFTC Regulation; Therefore, the Fund Will Not Receive the Same Protections on These Transactions

The Fund may trade hybrid instruments and other off-exchange contracts. Hybrids are instruments which combine features of a security with those of a futures contract. There is no exchange or clearinghouse for these contracts and they are not regulated by the CFTC. The Fund will not receive the protections which are provided by the CFTC’s regulatory scheme for these transactions.

The Fund is Subject to Foreign Market Credit and Regulatory Risk

A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Fund’s overall market exposure could involve positions taken on foreign markets. Such exchanges may include, but are not limited to: the Australian Securities Exchange, Hong Kong Futures Exchange, London Metal Exchange, the Tokyo Commodity Exchange. The risk of loss in trading foreign futures contracts can be substantial. Participation in foreign futures contracts transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.

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

Transfers Could be Restricted

You may transfer or assign your Units only upon 30 days’ prior written notice to Campbell & Company and only if Campbell & Company is satisfied that the transfer complies with applicable laws and would not result in adverse legal or tax consequences for the Fund.

A Single-Advisor Fund May Be More Volatile Than a Multi-Advisor Fund

The Fund is a single-advisor managed futures fund. You should understand that certain managed futures funds are structured as multi-advisor funds in order to attempt to control risk and reduce volatility through combining advisors whose historical performance records have exhibited a significant degree of non-correlation with each other. As a single-advisor managed futures fund, the Fund may have increased performance volatility and a higher risk of loss than investment vehicles employing multiple advisors.

The Performance Fee Could be an Incentive to Make Riskier Investments

Campbell & Company employs speculative strategies for the Fund, and receives performance fees based on the trading profits earned by it for the Fund. Campbell & Company would not agree to manage the Fund’s accounts in the absence of such a performance fee arrangement. Accordingly, Campbell & Company may make investments that are riskier than might be made if the Fund’s assets were managed by a trading advisor that did not require performance-based compensation.

The Fund May Distribute Profits to Limited Partners at Inopportune Times

Campbell & Company reserves the right to make distributions of profits of the Fund to the limited partners at any time in its sole discretion in order to control the growth of the assets under Campbell & Company’s management. Limited partners will have no choice in receiving these distributions as income, and may receive little notice that these distributions are being made. Distributions may be made at an inopportune time for the limited partners.

Potential Inability to Trade or Report Due to Systems Failure Could Adversely Affect the Fund

Campbell & Company’s strategies are dependent to a significant degree on the proper functioning of its internal computer systems. Accordingly, systems failures, whether due to third party failures upon which such systems are dependent or the failure of Campbell & Company’s hardware or software, could disrupt trading or make trading impossible until such failure is remedied. Any such failure, and consequential inability to trade (even for a short time), could, in certain market conditions, cause the Fund to experience significant trading losses or to miss opportunities for profitable trading. Additionally, any such failures could cause a temporary delay in reports to investors.

Failure to Receive Timely and Accurate Market Data from Third Party Vendors Could Cause Disruptions or the Inability to Trade
Campbell & Company’s strategies are dependent to a significant degree on the receipt of timely and accurate market data from third party vendors. Accordingly, the failure to receive such data in a timely manner or the receipt of inaccurate data, whether due to the acts or omissions of such third party vendors or otherwise, could disrupt trading to the detriment of the Fund or make trading impossible until such failure or inaccuracy is remedied. Any such failure or inaccuracy could, in certain market conditions, cause the Fund to experience significant trading losses, effect trades in a manner which it otherwise would not have done, or miss opportunities for profitable trading. For example, the receipt of inaccurate market data may cause the Fund to establish (or exit) a position which it otherwise would not have established (or exited), or fail to establish (or exit) a position which it otherwise would have established (or exited), and any subsequent correction of such inaccurate data may cause the Fund to reverse such action or inaction, all of which may ultimately be to the detriment of the Fund.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The Registrant does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash, short-term time deposits and other fixed income securities.

Item 3.  Legal Proceedings.

Campbell & Company is not aware of any material legal proceedings to which the Registrant is a party or to which any of their assets are subject.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Third Amended and Restated Agreement of Limited Partnership. As of December 31, 2011, there were 28 Limited Partners and 7,826.077 Units of General and Limited Partnership Interest outstanding in Class A, 14 Limited Partners and 237.712 Units of Limited Partnership Interest outstanding in Class B, 19 Limited Partners and 7,672.334 Units of General and Limited Partnership Interest outstanding in Class C, and 25 Limited Partners and 562.483 Units of Limited Partnership Interest outstanding in Class D of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Limited Partners. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the year ended December 31, 2011 and the period April 6, 2010 (inception) through December 31, 2010.

	2011	2010**
Total Assets	$18,090	$17,205
Total Partners’ Capital	17,996	16,898
Total Net Trading Gain (Loss) (includes brokerage commissions)	700	2,795
Net Income (Loss)	(110)	1,894
Net Income (Loss) Per General Partner and Limited Partner Unit*
Class A	(16.36)	121.18
Class B***	(86.18)	N/A
Class C	4.65	131.12
Class D***	(49.18)	N/A
Increase (Decrease) in Net Asset Value per General Partner and Limited Partner Unit
Class A	(22.25)	118.77
Class B***	(57.51)	N/A
Class C	(1.13)	128.64
Class D***	(40.00)	N/A

*	Based on weighted average number of units outstanding during the period.

**	The amounts shown are as of December 31, 2010 and for the period June 1, 2010 (commencement of trading) through December 31, 2010, as applicable.

***	Class B and Class D units commenced trading on May 1, 2011. Per unit amounts for 2011 are for the period May 1, 2011 through December 31, 2011.

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2011 and the period April 6, 2010 (inception) through September 30, 2010 and the three-month period ended December 31, 2010.

	1st Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2011	4th Qtr. 2011
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(528)	$311	$766	$151
Net Income (Loss)	(717)	112	556	(61)
Net Income (Loss) per General Partner and Limited Partner Unit*
Class A	(49.91)	5.13	34.36	(6.94)
Class B**	N/A	(67.93)	(148.26)	12.61
Class C	(45.41)	10.33	41.12	(1.62)
Class D**	N/A	(64.73)	(53.88)	8.02
Increase (Decrease) in Net Asset Value per General Partner and Limited Partner Unit
Class A	(51.17)	3.90	33.66	(8.64)
Class B**	N/A	(68.71)	18.46	(7.26)
Class C	(46.72)	9.04	39.77	(3.22)
Class D**	N/A	(65.41)	27.56	(2.15)
Net Asset Value per General Partner and Limited Partner Unit at the End of the Period
Class A	1,067.60	1,071.50	1,105.16	1,096.52
Class B**	N/A	931.29	949.75	942.49
Class C	1,081.92	1,090.96	1,130.73	1,127.51
Class D**	N/A	934.59	962.15	960.00

	Period
	April 6, 2010
	(inception) through
	September 30,	4th Qtr.
	2010***	2010
Total Net Trading Gain (Loss) (includes brokerage commissions)	$1,474	$1,321
Net Income (Loss)	983	911
Net Income (Loss) per General Partner and Limited Partner Unit*
Class A	62.76	58.41
Class C	68.35	62.76

Increase (Decrease) in Net Asset Value per General Partner and Limited Partner Unit
Class A	61.72	57.05
Class C	67.32	61.32

Net Asset Value per General Partner and Limited Partner Unit at the End of the Period
Class A	1,061.72	1,118.77
Class C	1,067.32	1,128.64

*	Based on weighted average number of units outstanding during the period.

**	Class B and Class D units commenced trading on May 1, 2011. Amounts shown for these classes for the second quarter of 2011 are for the period May 1, 2011 through June 30, 2011.

***	Class A and Class C commenced trading on June 1, 2010. Amounts shown are for the Period June 1, 2010 through September 30, 2010.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Fund will record all investments at fair value in its financial statements, with changes in fair value reported as a component of change in unrealized trading gain (loss) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (i.e., forward contracts which are traded in the inter-bank market).

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

Results of Operations

The returns for the year ended December 31, 2011 for Class A and Class C were (1.99)% and (0.10)%, respectively. The returns for Class B and Class D for the period May 1, 2011 (commencement of trading) through December 31, 2011 were (5.75)% and (4.00)%, respectively. The returns for the period June 1, 2010 (commencement of trading) through December 31, 2010 for Class A and Class C were 11.88% and 12.86%, respectively. During the year ended December 31, 2011 and the period June 1, 2010 through December 31, 2010, the Fund accrued advisory and general partner fees in the amount of $522,333 and $279,083, respectively, and paid advisory and general partner fees in the amount of $520,547 and $236,152, respectively. Performance fees were accrued in the amount of $2,941 and $462,947, respectively, and the Fund paid performance fees in the amount of $224,310 and $241,578, respectively.

2011 (For the Year Ended December 31)

Of the 2011 decrease of (1.99)% for Class A, approximately 4.60% was due to trading gains (before commissions) and approximately 0.05% was due to investment income, offset by approximately (6.64)% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the period from May 1, 2011 (commencement of trading) through December 31, 2011 decrease of (5.75)% for Class B, approximately (0.30)% was due to trading losses (before commissions) and approximately (5.47)% was due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B, offset by approximately 0.02% due to investment income.

Of the 2011 decrease of (0.10)% for Class C, approximately 4.60% was due to trading gains (before commissions) and approximately 0.05% was due to investment income, offset by approximately (4.75)% due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the period from May 1, 2011 (commencement of trading) through December 31, 2011 decrease of (4.00)% for Class D, approximately (0.30)% was due to trading losses (before commissions) and approximately (3.72)% was due to brokerage fees, advisory fees, general partner fees, offering costs and operating expenses borne by Class D, offset by approximately 0.02% due to investment income.

An analysis of the 4.60% trading gain by sector for the year is as follows:

Sector	% Gain (Loss)
Commodities	(6.62)%
Currencies	(0.85)
Interest Rates	21.71
Stock Indices	(9.64)
4.60%

2011 started with global equities trending higher, fueled by improving U.S. labor market conditions, a “pro-business” move toward the center by President Obama, stronger corporate earnings and a general rotation from fixed income into stocks. The Fund’s long equity positions made the sector the best performer for the month of January, in the face of such a rising global equity environment. Commodity trading also produced gains for the month of January from the Fund’s long positions in agricultural and energy contracts. A number of energy contracts reached 24 month highs on strong global demand due to a number of factors, including, cold weather in the U.S. / U.K. and civil unrest in the Middle East. Cotton started 2011 up over 16% for the month of January on surging demand from the world’s biggest consumer, China. Currency trading on the month proved difficult as the Fund’s short position in the U.S. Dollar generated losses as emerging market risk aversion may have been prompted by the Egyptian anti-government protests. Additional losses were recorded in the fixed income markets from the Fund’s long position in short-term European rates. The bond market was choppy during the first part of January until concerns were raised about Euro-zone inflation, contributing to a sell-off in short-term rates as market participants began pricing in future rate hikes.

In February, geopolitical concerns, centering on the growing Middle East/North African ("MENA") populist uprising, may have negatively affected the commodity markets. This regional tension may have generated significant price movements in the energy sector fueling gains for the Fund. Precious Metals, including gold and silver, were also strong contributors, along with soft commodities such as cotton (+17% during February) and coffee as they continued their upward trends. Additional gains were recorded in equity trading due partially to improving macroeconomic data supporting the global recovery theme. While some of the major currencies rallied during the month, others like the New Zealand Dollar fell significantly on the devastation of a massive earthquake in the Christchurch region. In the aggregate, currency trading was marginally positive on the month for the Fund. Fixed Income trading finished slightly negative as price action was choppy across the globe, mainly from better economic data in the early part of the month followed by risk aversion in the second half of February.

The “V–shaped” behavior in most sectors during March may have been caused by global stock market volatility compounded by the devastating earthquake and resulting tsunami in Japan, followed by upside surprises to manufacturing data and other economic activity as the month came to a close. Global stock markets experienced significant volatility as the MENA unrest and Europe’s sovereign debt crisis both worsened prior to the crisis in Japan that concluded with threats of a nuclear reactor emergency. While the Nikkei finished down approximately 8% for March, the U.S. stock market was relatively unchanged despite large mid-month swings. The Fund’s models adjusted to the abrupt price swings by reducing long equity exposure over 50% (region specific) by mid-month across the U.S., Europe and Asia. Stock indices trading was the worst performing sector for March. Commodities were negatively impacted by base metal prices. Gains from long positions in energies and precious metals were not enough to overcome losses in nickel, copper and corn. Currency trading also proved challenging as Central Banks intervened in response to excess volatility and disorderly movements in exchange rates that may have been perceived as having adverse implications for economic and financial stability. In particular, the Fund’s short position in the Japanese Yen suffered as a result of the repatriation of Yen back to Japan. While risk exposures were light in fixed income trading, small losses were incurred in both short-term and long-term rates due to choppy market price action.

While March’s volatile markets were highlighted by the events in Japan, April’s theme revolved mostly around a persistently weaker U.S. Dollar coupled with a “risk on” appetite in global stock markets. Irrespective of the continued unrest in MENA, Goldman Sachs’ warning that the commodities boom may be running out of steam and oil at multi-year highs, the bulls prevailed on relatively strong M&A activity, a strong start to the earnings season, and the U.S. Federal Reserve’s continued pledge to keep interest rates low for an “extended period.” The U.S. Dollar Index experienced its largest monthly decline since September of last year as the Federal Reserves Chairman Ben Bernanke maintained an accommodative stance in the U.S., while the European Central Bank raised rates to fight inflation. Additional downward pressure came in the form of an S&P downgrade, mid-month, to the U.S. long-term credit outlook. The Fund recorded gains in the currency sector, particularly against the Swiss Franc and commodity-linked currencies such as the Australian Dollar and the New Zealand Dollar. Commodity trading also produced substantial gains as geopolitics contributed to a strong rally in the petroleum complex. Precious metals were also solid performers as Silver came close to its all-time high when the Hunt brothers attempted to corner the market in 1980. In Stock Indices, the Fund generally increased its net long exposure as bullish trends apparently reasserted themselves following a chaotic March, while only maintaining a marginal short exposure in Japan.  Trading in fixed income yielded flat results as gains in long positions were offset by losses from short positions.

The petroleum complex sold off substantially on May 5th, despite the lack of any oil-related fundamental data. In addition, precious metals saw a significant decline with the price of silver dropping 24%, giving back the entire April rally. While the Fund suffered losses in these sectors, our models significantly reduced long commodity exposure on the abrupt reversal in price action and spike in volatility throughout the month. Trading in global equities also generated losses on softer economic data, Wall Street lowering U.S. growth forecasts, and renewed European sovereign debt concerns mainly focused on Greece. While positions have been reduced in this sector, regional risk was apparently rotated out of Europe and back to the U.S. Losses were also recorded in currency trading as the U.S. Dollar rallied against most major currencies. The Fund's long Euro position produced the biggest currency loss, as the European Central Bank disappointed expectations of rate hikes at its May policy meeting. Fixed income trading produced strong positive results, helping to mitigate losses in riskier assets as the flight-to-quality theme was dominant in May.

The Greek debt crisis continued to influence price movement in June, leading to the eventual passage of an austerity plan at month-end. In addition, the U.S. Federal Reserve, which continued to expect that economic conditions were likely to warrant exceptionally low interest rates for an extended period, gave no hint of a new “QE3” program. Commodity trading was difficult in June, particularly in the energy complex, as prices continued to fall from late April/early May highs. Factors such as concerns about the European sovereign debt crisis, discord with OPEC, and an unexpected and controversial use of U.S. and European strategic petroleum reserves by the IEA (International Energy Agency) and the DOE (Department of Energy) weighed heavily on prices. Additional losses were recorded in precious and base metals. Trading in global equities also produced negative results as stock markets around the world declined on Greek debt concerns and weak economic data. While the Fund’s models generally reduced overall long stock index exposure throughout the month, concentrations remained in the U.S. and Europe with mixed positioning in Asia. Certain risky assets rallied and bond prices fell across the globe during the last few days of the month after the austerity package in Greece was finally passed. Small losses were recorded in fixed income trading, particularly on the short-end of the curve. Foreign exchange markets were largely unchanged in June, despite headlines that may have caused the currency markets to fluctuate intra-month. The Fund continued to maintain a short U.S. Dollar exposure versus most major currencies.

During the month of July, the markets were affected by the ongoing sovereign debt crisis in both Europe and the U.S. As risky assets suffered, certain bond prices were increased partially from investors flocking to the relative safety of fixed income, yielding strong gains for the Fund’s global long position. While U.S. Treasuries finished the month up over 2%, U.K. Gilts finished up 4%, German Bunds were up 3.5%, Japanese Bonds closed up 5% and Canadian Bonds increased by 2.5%. Additional gains were recorded in foreign exchange trading as the U.S. Dollar continued its downward trend against most major currencies. The U.S. Dollar, in particular, fell to new all-time lows against the Swiss Franc and the New Zealand Dollar, some of the best performing markets for the Fund in July. Commodity trading for the Fund was also strongly positive in July, particularly from precious metals, as safe-haven buying supported prices in gold and silver. Additional profits came from soft commodities as sugar continued its upward trend, gaining 12% in July, on signs that Brazil’s production would not match expectations. The base metals and energy sector yielded small gains, while grains yielded small losses. The stock index sector was the Fund's only losing sector during the month as European sovereign debt remained a concern, economic data was mixed to weaker–than-expected, and the U.S. debt-ceiling and deficit-reduction debate took center stage. While the Fund reduced net long exposure in Europe, position exposure increased in the Pacific Rim and in North America.

August experienced significant volatility stemming mainly from the S&P downgrade of the United States Triple-A credit rating after weeks of contentious political debate. Strong gains in fixed income were recorded during the month as risk appetite diminished sending yields in both the U.S. and European fixed income markets lower. However, the reduction in risk appetite may have been a primary driver for losses in currency trading, stock indices and commodities. As a consequence of market volatility, European Union regulators implemented restrictions on short selling in various stock indices. The Fund’s trading is also subject to these restrictions and appropriate action was taken to be in compliance. While the Fund was still able to short certain stock index contracts in Europe, others have been temporarily removed from the portfolio. The Fund continued to take advantage of stock market volatility (indirectly) through trading in currencies, bonds and commodities.

The markets seemed to be in risk aversion mode in September as the pressure of implementing fiscal austerity in the Eurozone continued. Negative sentiment in macroeconomic growth may have increased fears of recessions and may have overwhelmed some tentative signs of optimism. The Fund benefited from higher bond prices. Equity Indices also yielded gains in the Fund, primarily from short positions in Europe and Asia as stocks globally finished lower. These gains were not enough to offset losses experienced in the other sectors. Risk assets struggled during the month while the U.S. Dollar which was up nearly 6% for the month. The Fund, having been positioned with the prevailing trend of a weaker U.S. Dollar, recorded its largest losses in the Foreign Exchange sector as a result of the U.S. Dollar's rally. The Fund’s models adjusted positioning in response to the rally; however, the losses in this sector were difficult to offset. Commodities amplified the theme of bearish global macroeconomic conditions resulting in overall losses in the sector for the Fund. Precious metals reversed significantly, with nearly a 28% decline in silver and 11% in gold, perhaps implying deflation was on the horizon. Base metal positions helped dampen losses from energy trading, despite certain shorts during the month.

Global risk appetite seemed to improve throughout the month of October as market participants became more optimistic that progress could be achieved in managing the European debt crisis. The turn-around was impressive when considering some markets rallied 20% from their low points. While the Euro rallied relative to the U.S. Dollar during the month, the biggest shock to the system seemed to be the Bank of Japan intervention at month end. The Dollar's significant rally against the Yen caused the Yen to be the only G20 currency with a negative performance against the Dollar on the month. Outside of Europe, economic data improved, thus diminishing some of the global recessionary concerns. A more resilient economy, coupled with expectations of progress in the Eurozone may have supported the global equity markets and commodity prices. While losses in equity indices and fixed income trading were marginal, volatility was elevated in the commodity markets at large, generating losses to the Fund. While aggregate long positions in precious metals were marginally accretive, short positions in the base metals were responsible for the overall loss in the commodities sector, with copper prices rising over 15%. On the last day of the month, the rally unwound and the tide began to change largely due to a call for a referendum on the recently negotiated EU agreement and a confidence vote by the Greek Prime Minister. Choppy markets with high volatility created difficulty for trend-following models.

Primary catalysts for the mid-November sell-off in equity prices may have been influenced by the ongoing sovereign debt crisis in Europe, negative news out of China, and the U.S. deficit-reduction “super committee’s” failure to reach an agreement. The late month rally may have been influenced by better than expected U.S. holiday shopping results, a globally coordinated central bank liquidity action, and optimistic reports of economic data in the U.S.  While Trend-Following strategies cannot typically manage intra-day and intra-week fluctuations in price action well, the Fund’s model diversity across time horizon and across market segments may have dampened larger potential market losses for the month. In equity indices trading, early in the month the Fund’s longs in the U.S. and Europe were offset by shorts in Asia. As the month progressed, significant volatility in global equity markets may have caused the Fund’s models to contract and adjust their positioning, leaving marginal room to take advantage of the impromptu rally at month-end. While fixed income trading was strongly positive throughout the month, the risk asset rally at month end may have generated an abrupt fixed income sell-off, thus diminishing gains from the Fund’s long bond positioning in the sector. A similar phenomenon occurred in the currency sector as the U.S. Dollar rally may have caused the Fund’s models to increase their long positioning, only to see an unexpected policy decision negatively influence the U.S. Dollar in the last days of the month. Commodity prices also experienced volatility. The Fund’s short positioning in natural gas yielded substantial gains; however, the sector as a whole finished with losses coming primarily in precious metals. Trend-based systems need linear, directional volatility to profit.

In December, political events continued to influence market price action, with the European Debt Crisis taking center stage. Fixed Income trading yielded strong gains during the month as the Fund’s long positions globally helped close a strong year for the sector. Fixed Income was one of the few sectors to exhibit relatively more pronounced price trend behavior throughout the year. Unfortunately for trend-following strategies in general, much of 2011 exhibited choppy and volatile price action in risk assets due to a number of political events that may have adversely impacted investor sentiment. Currency trading was also a significant contributor to gains on the month as the U.S. Dollar rallied against most of the majors, particularly against the Euro. That said, some significant reversals throughout the year left the Fund in negative territory on the year in foreign exchange. Price action in global equity markets was mixed and finished slightly negative on the month for the Fund and negative on the year. Mixed news out of Europe, generally better than expected U.S. economic data including strong holiday sales, and China’s pro-growth policy were all contributing factors to mixed results. Commodity prices experienced their first annual drop as a sector since 2008 and individual sub-sectors remained volatile, especifically Gold and Silver, losing 10-15% respectively. While commodity trading has been difficult for the Fund on the year, losses on the month were marginal as broad diversification in positioning and underlying risk exposure may have dampened volatility.

2010 (For the Period June 1 (Commencement of Trading) Through December 31)

Of the period June 1 (commencement of trading) through December 31, 2010 increase of 11.88% for Class A, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% was due to investment income, offset by approximately 6.65% due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the period June 1 (commencement of trading) through December 31, 2010 increase of 12.86% for Class C, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% was due to investment income, offset by approximately 5.67% due to brokerage fees, advisory fees, general partner fees, performance fees, offering costs and operating expenses borne by Class C.

An analysis of the 18.49% gross trading gains for the Fund for the period by sector is as follows:

Sector	% Gain (Loss)
Commodities	6.08%
Currencies	3.47
Interest Rates	6.28
Stock Indices	2.66
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

After much anticipation and debate, the second effort by the U.S. Federal Reserve to stimulate the U.S. economy through government bond purchases. Perhaps a case of “buy the rumor, sell the fact,” bond prices fell following the announcement and continued to fall for the remainder of the month generating losses for the Fund in fixed income trading. In currency trading, once QE2 was announced, the U.S. Dollar never looked back. The Fund’s short U.S. Dollar position was significantly reduced during the month; however, small losses in currency trading were incurred. In Europe, the Euro dropped below 1.30 for the first time in more than 10 weeks as speculation leaned toward a worsening debt crisis, and unemployment in the region rose to the highest level in more than 12 years. Commodities were volatile and mixed, generating small gains in the sector for Campbell on the month. Gains in energy trading and metals were dampened by losses in grains and soft commodities. While the energy complex made new highs for the year, primarily on the Chinese inflation story, cotton prices fell 26% from the mid-November high. It seems to be all about China these days as they attempt to dampen growth for fear of inflation. Equity trading was marginally positive despite mixed performance around the globe. While major U.S. indices finished slightly lower on the month, Japan’s Nikkei was up 8%, primarily driven by the weakening yen. Global Central Bank intervention has made trading based solely on macroeconomic measures difficult. The Fund’s models have naturally tilted to technical indicators until the value of fundamental information is once again relevant to asset prices. We find it quite advantageous to be a systematic investment manager as we navigate through this market volatility in search of opportunity.

The appetite for risk based assets was clearly back in vogue during the month of December. Commodities were the strongest performing sector during the month for the Fund as the rally in energies, metals, soft commodities and grain markets continued. The petroleum and industrial metal complexes closed December near the year’s highs on steady demand and a healthy global economic picture. Cotton rallied over 25% during the month to finish up over 90% on the year. Additional gains were recorded in stock index trading as global equity markets staged a strong rally during the month on better than expected economic data, including strong consumer spending during the 2010 holiday season, and increased M&A activity. Despite signs of a stronger economy and higher interest rates, the U.S. Dollar weakened against all major currencies in December, fueling gains for the Fund in the currency sector. Commodity-linked currencies, in particular, enjoyed a strong rally with the Australian Dollar reaching its strongest level since 1982. Despite its strong year-to-date performance, Fixed Income was the only losing sector for the Fund in December, as economic conditions improved and Central Bank policies across the globe remained unchanged.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2011 and 2010, and the trading gains (losses) by market category for the year ended December 31, 2011 and the period June 1, 2010 (commencement of trading) through December 31, 2010.

December 31, 2011
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.73%	(6.62)%
Currencies	0.70%	(0.85)%
Interest Rates	1.36%	21.71%
Stock Indices	0.48%	(9.64)%

Aggregate/Total	1.59%	4.60%
*

— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Fund for the year ended December 31, 2011.

Of the 2011 decrease of (1.99)% for Class A, approximately 4.60% was due to trading gains (before commissions) and approximately 0.05% was due to investment income, offset by approximately (6.64)% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the period from May 1, 2011 (commencement of trading) through December 31, 2011 decrease of (5.75)% for Class B, approximately (0.30)% was due to trading losses (before commissions) and approximately (5.47)% was due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B, offset by approximately 0.02% due to investment income.

Of the 2011 decrease of (0.10)% for Class C, approximately 4.60% was due to trading gains (before commissions) and approximately 0.05% was due to investment income, offset by approximately (4.75)% due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the period from May 1, 2011 (commencement of trading) through December 31, 2011 decrease of (4.00)% for Class D, approximately (0.30)% was due to trading losses (before commissions) and approximately (3.72)% was due to brokerage fees, advisory fees, general partner fees, offering costs and operating expenses borne by Class D, offset by approximately 0.02% due to investment income.

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

Of the 11.88% return for the period June 1 (commencement of trading) through December 31, 2010 for Class A, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% was due to investment income, offset by approximately (6.65)% due to brokerage fees, advisory fees, general partner fees, performance fees. selling agent fees, offering costs and operating expenses borne by Class A.

Of the 12.86% return for the period June 1 (commencement of trading) through December 31, 2010 for Class C, approximately 18.49% was due to trading gains (before commissions) and approximately 0.04% was due to investment income, offset by approximately (5.67)% due to brokerage fees, advisory fees, general partner fees, performance fees, offering costs and operating expenses borne by Class C.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2011, by market sector.

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

The following were the primary non-trading risk exposures of the Fund as of December 31, 2011.

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

Item 8.  Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 38 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Fund’s internal control over financial reporting was effective.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

G. William Andrews, born in 1972, has been employed by Campbell & Company since April 1997 and was appointed Chief Operating Officer in January 2010, was Vice President: Director of Operations from April 2007 to January 2010, Vice President: Director of Research Operations from March 2006 to April 2007, and Research Assistant from March 2005 to February 2006. As Chief Operating Officer, he is involved in all operational aspects of the firm. In March 2010, Mr. Andrews was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. In March 2010, Mr. Andrews was appointed the Vice President and Chief Operating Officer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company effective June 21, 2006. Mr. Andrews became listed as a Principal of Campbell & Company Investment Adviser LLC effective March 29, 2010.

D. Keith Campbell, born in 1942, has served as the Chairman of the Board of Directors of Campbell & Company since it began operations in January 1972, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 29, 1997, September 29, 1978 and September 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

Bruce L. Cleland, born in 1947, joined Campbell & Company in January 1993 and has served as Vice Chairman of the Board of Directors of Campbell & Company since April 2007, was President from January 1994 to April 2007, and Chief Executive Officer from January 1998 to April 2007. From December 2005 until April 2007, Mr. Cleland was also the President and Chief Executive Officer of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser. From June 2005 until April 2007, Mr. Cleland also served as Trustee, Chief Executive Officer and President of The Campbell Multi-Strategy Trust, a registered investment company. In March 2010, Mr. Cleland was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Mr. Cleland is currently a member of the Board of Directors of the NFA. Mr. Cleland is a graduate of Victoria University in Wellington, New Zealand where he earned a Bachelor of Commerce and Administration degree. Mr. Cleland became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective December 15, 1993, September 15, 1993 and December 15, 1993, respectively. Mr. Cleland was an Associated Person, Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC from December 2005 to April 2007. Effective July 9, 2008, Mr. Cleland again became listed as a Principal of Campbell & Company Investment Adviser LLC.

Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer since July 2008, and was Senior Vice President of Accounting and Finance from October 2006 to July 2008. His duties include oversight of accounting and finance functions and review of accounting policies and procedures. Mr. Donovan is also, since April 2007, the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company; since May 2010 as Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities; and since October 2009 as Vice President, Chief Financial Officer and Treasurer of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a management consulting firm, serving as Director in the Financial and Economic Consulting Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective July 5, 2007, May 9, 2007 and July 2, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.

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

Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed Director of Research in March 2010. Since he joined the firm, Dr. Hu has had a major role in the ongoing research and development of Campbell & Company’s trading systems. In March 2010, Dr. Hu was appointed to the firm’s Investment Committee, and in that capacity is responsible for the management of the research and investment process at the firm. Dr. Hu holds a B.A. in Manufacturing Engineering from Changsha Institute of Technology in China. He went on to receive a Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, he was also a Visiting Researcher in Computer Science and Operations Research and published several refereed papers in the Journal of Society of Instrument and Control Engineers of Japan. Dr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2011. Dr. Hu again became listed as a Principal of Campbell & Company effective April 7, 2010.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. In October 2011, Mr. Lloyd was also appointed Secretary of Campbell & Company. Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010, Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities. Since October 2009, Mr. Lloyd has served as a Director and Vice President, Chief Compliance Officer and Secretary of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. (“DBSI”), a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective August 30, 2010, October 20, 2005 and August 30, 2010, respectively. Mr. Lloyd became listed as a Principal of Campbell & Company Investment Adviser LLC effective December 12, 2005.

Robert W. McBride, born in 1970, has been employed by Campbell & Company since January 2004 and was appointed Director — Software Development and Research Operations in May 2010, was Director - Research Operations and Trade Operations from January 2010 to May 2010, Research Operations — Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds a Master’s of Science in Computer Science from South Dakota Schools of Mines and Technology and a Bachelor of Science in Computer Science from Minnesota State University Mankato. Mr. McBride became listed as a Principal of Campbell & Company effective May 25, 2010.

Stephen C. Roussin, born in 1963, joined Campbell & Company in June 2011 and has served as President since June 2011, Chief Executive Officer since October 2011, and Director effective January 2012. Mr. Roussin became the President in June 2011 and the President and Chief Executive Officer in October 2011 of Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser. Mr. Roussin became the President in June 2011 and has served as a Director and President and Chief Executive Office since October 2011 of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member. Mr. Roussin has served since September 2011 as Trustee, President and Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company. In October 2011, Mr. Roussin was appointed President of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities. Mr. Roussin was employed by UBS Wealth Management Americas, a wealth management division of a global financial services company, as Managing Director, Head of Investment Solutions, where he was responsible for several business units and functional teams from September 2004 to November 2009, after which he had a hiatus in employment until taking the position with Campbell & Company. From June 1997 to June 2004, Mr. Roussin served as President and Chief Operating Officer of New York Life Investment Management LLC, an investment management firm and a subsidiary of New York Life Insurance Company, where he was responsible for managing a senior team of investment management professionals, after which he had a hiatus in employment until taking the position with UBS Wealth Management Americas. From June 1994 to June 1997, Mr. Roussin was employed by Smith Barney Inc., an SEC registered broker-dealer and subsidiary of the Travelers Group Inc., as a Senior Vice President, where he was responsible for numerous product management functions supporting proprietary and non-proprietary funds offerings, offshore products, marketing, shareholder services, and program development. From July 2007 to October 2008, Mr. Roussin was listed as a Principal of UBS Financial Advisor, L.L.C., a UBS affiliate and an SEC registered investment adviser, where he served on the boards of several closed-end funds. From March 2008 to October 2008, Mr. Roussin was also an NFA Associate Member and Associated Person of UBS Fund Advisor, L.L.C. Mr. Roussin became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective October 18, 2011, July 8, 2011 and October 18, 2011, respectively. Mr. Roussin became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective October 20, 2011, July 8, 2011 and October 20, 2011, respectively.

Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director — Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Ms. Wills-Zapata is also, since December 2008, Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Since October 2009, Ms. Wills-Zapata has served as a Director and Vice President of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member, and in this capacity, Ms. Wills-Zapata oversees the marketing activities of the firm. Ms. Wills-Zapata served as a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association from November 2006 to November 2010. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company effective March 27, 2006, July 21, 2008 and March 27, 2006, respectively. Ms. Wills-Zapata became registered as an Associated Person and listed as a Principal and NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.

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

Item 11.  Executive Compensation.

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

All Classes of the Fund will pay Campbell & Company a monthly (i) advisory fee at the annual rate of 2%; and (ii) general partner fee at the annual rate of 1%, of the net asset value of the respective Class, prior to any accrual for or payment of any advisory fee, general partner fee, performance fee, redemption or subscription during said month. These fees are paid in arrears based on the net asset value of the respective Class as of the end of each month. These fees are paid out of and reduce the net assets attributable to each Class of Units. In addition, all Classes of the Fund will pay Campbell & Company a quarterly performance fee equal to 20% aggregate cumulative appreciation in the respective Class’s net asset value per Unit, if any. The performance fee is not subject to any clawback provisions. The advisory fee, general partner fee and performance fee are typically paid in the month following the month in which they are earned. The advisory fee, general partner fee and performance fee are paid from the available cash at the Fund’s bank, broker or cash management accounts.

The Fund’s offering expenses will be advanced by Campbell & Company. Reimbursement of the Fund’s offering expenses is subject to an annual cap of 0.50% of the Fund’s, and in turn, each Units’, month-end net asset value (excluding Class E Units). Any offering costs advanced by Campbell & Company in excess of the aforementioned annual cap may be reimbursed in later periods, if the Fund is able to do so within the limit of each annual cap. Furthermore in no case will reimbursements of offering costs exceed 2.5% of aggregate subscriptions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2011, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)
Security Ownership of Management. As of December 31, 2011, Campbell & Company owned 7,500.072 Units of General Partnership Interest in Class A having a value of $8,223,979 and 7,500.072 Units of General Partnership Interest in Class C having a value of $8,456,406. The amounts are summarized in the table below:

Amount and Nature
	Name of General	of General
Title of Class	Partner	Partnership	Percentage of Class
Units of Limited Partnership Interest in Class A	Campbell & Company, Inc.	7,500.072 Units	95.83% of Units outstanding

Units of Limited Partnership Interest in Class C	Campbell & Company, Inc.	7,500.072 Units	97.75% of Units outstanding

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the year ended December 31, 2011 and the period April 6 (inception) through December 31, 2010 was Deloitte & Touche LLP.

(a)
Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filings for the year ended December 31, 2011 and the period April 6, 2010 (inception) through December 31, 2010 were $51,000 and $26,975, respectively.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:
	(1)	See Financial Statements beginning on page 38 thereof.

	(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

	(3)	Exhibits

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Third Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Global Trend Fund, L.P. and Campbell & Company, Inc. (3)

10.02	Subscription Agreement and Power of Attorney (as included in the Prospectus) (2)

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2011 and 2010, (ii) Statements of Financial Condition December 31, 2011 and 2010, (iii) Statements of Operations For the Years Ended December 31, 2011, 2010 and 2009, (iv) Statements of Cash Flows For the Years Ended December 31, 2011, 2010 and 2009, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2011, 2010 and 2009, (vi) Financial Highlights For the Years Ended December 31, 2011, 2010 and 2009, (vii) Notes to Financial Statements, tagged as blocks of text.

(1) Previously filed as an exhibit to the Registration Statement on Form S-1 on April 27, 2010 and incorporated herein by reference.

(2) Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 on December 16, 2011 and incorporated herein by reference.

(3) Previously filed as an exhibit on Form 8-K on March 23, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

CAMPBELL GLOBAL TREND FUND, L.P.
By:	CAMPBELL & COMPANY, INC.
General Partner

By:	/s/ Stephen C. Roussin
Stephen C. Roussin
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., the General Partner of the Registrant, indicated on March 30, 2012.

Signature	Capacity

/s/ D. Keith Campbell	Chairman of the Board of Directors
D. Keith Campbell

/s/ Bruce L. Cleland	Vice Chairman of the Board of Directors
Bruce L. Cleland

/s/ Stephen C. Roussin	Chief Executive Officer
Stephen C. Roussin

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

CAMPBELL GLOBAL TREND FUND, L.P.

ANNUAL REPORT
December 31, 2011

CAMPBELL GLOBAL TREND FUND, L.P.

INDEX

PAGES

Report of Independent Registered Public Accounting Firm	40

Financial Statements

Condensed Schedules of Investments as of December 31, 2011 and 2010	41-42

Statements of Financial Condition as of December 31, 2011 and 2010	43

Statements of Operations for the Year Ended December 31, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	44

Statements of Cash Flows for the Year Ended December 31, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	45

Statements of Changes in Partners’ Capital (Net Asset Value) for the Year Ended December 31, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	46-48

Financial Highlights for the Year Ended December 31, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	49-52

Notes to Financial Statements	53-61

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Campbell Global Trend Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Global Trend Fund, L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for the year ended December 31, 2011 and for the period April 6, 2010 (inception) through December 31, 2010. These financial statements and financial highlights are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Global Trend Fund, L.P. as of December 31, 2011 and 2010, the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for the year ended December 31, 2011 and for the period April 6, 2010 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 29, 2012

CAMPBELL GLOBAL TREND FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
$650,000	U.S. Treasury Bill U.S. Treasury Bills* Due 02/02/2012	$650,000	3.61%
	(cost $650,000)
	Total Fixed Income Securities (cost $650,000)	$650,000	3.61%

LONG FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Energy	$(5,321)	(0.03)%
	Metals	$12,412	0.07%
	Stock indices	$58,715	0.33%
	Short-term interest rates	$25,957	0.14%
	Long-term interest rates	$350,495	1.95%
	Total long futures contracts	$442,258	2.46%

SHORT FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Agriculture	$(117,301)	(0.65)%
	Energy	$49,652	0.27%
	Metals	$89,729	0.50%
	Stock indices	$21,537	0.12%
	Short-term interest rates	$(475)	0.00%
	Total short futures contracts	$43,142	0.24%

	Total futures contracts	$485,400	2.70%

FORWARD CURRENCY CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Various long forward currency contracts	$6,402	0.04%
	Various short forward currency contracts	$448,857	2.49%
	Total forward currency contracts	$455,259	2.53%

*	Pledged as collateral for the trading of forward positions.

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Equity in broker trading accounts
Cash	$14,218,326	$14,365,334
Restricted cash	1,887,062	1,098,083
Net unrealized gain (loss) on open futures contracts	485,400	240,140
Total equity in broker trading accounts	16,590,788	15,703,557

Cash	377,929	1,137,076
Fixed income securities (cost $650,000 and $ 0, respectively)	650,000	0
Net unrealized gain (loss) on open forward currency contracts	455,259	299,798
Interest receivable	218	1,879
Prepaid expenses	8,430	0
Other assets	6,947	62,733
Total assets	$18,089,571	$17,205,043

LIABILITIES
Accounts payable	$21,807	$30,958
Advisory fee	29,812	28,621
General partner fee	14,905	14,310
Broker-dealer custodial fee	3,593	3,732
Sales fee	13,797	0
Accrued commissions and other trading fees on open contracts	2,107	1,374
Performance fee payable	0	221,369
Offering costs payable	7,453	7,155
Total liabilities	93,474	307,519

PARTNERS’ CAPITAL (Net Asset Value)

Class A Units - Redeemable
General Partner - 7,500.072 units outstanding at December 31, 2011 and December 31, 2010	8,223,979	8,390,835
Limited Partners - 326.005 and 13.975 units outstanding at December 31, 2011 and December 31, 2010	357,462	15,634

Class B Units - Redeemable
Limited Partners - 237.712 and 0.000 units outstanding at December 31, 2011 and December 31, 2010	224,041	0

Class C Units - Redeemable
General Partner - 7,500.072 units outstanding at December 31, 2011 and December 31, 2010	8,456,406	8,464,858
Limited Partners - 172.262 and 23.212 units outstanding at December 31, 2011 and December 31, 2010	194,224	26,197

Class D Units - Redeemable
Limited Partners - 562.483 and 0.000 units outstanding at December 31, 2011 and December 31, 2010	539,985	0
Total partners’ capital (Net Asset Value)	17,996,097	16,897,524

Total liabilities and partners’ capital (Net Asset Value)	$18,089,571	$17,205,043

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	2011	2010(1)
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$767,251	$2,037,922
Change in Unrealized	245,260	240,140
Brokerage commissions	(59,592)	(28,867)
Net gain (loss) from futures trading	952,919	2,249,195

Forward currency trading gains (losses)
Realized	(405,484)	246,841
Change in Unrealized	155,461	299,798
Brokerage commissions	(2,920)	(763)
Net gain (loss) from forward currency trading	(252,943)	545,876

Total net trading gain (loss)	699,976	2,795,071

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	8,271	6,221
Total investment income	8,271	6,221

Expenses
Advisory fee	348,223	186,055
General partner fee	174,110	93,028
Sales fee	163,831	87,567
Broker-dealer custodial fee	42,461	23,237
Performance fee	2,941	462,947
Operating expenses	86,508	44,564
Organizational expenses	0	10,184

Total expenses	818,074	907,582

Net investment income (loss)	(809,803)	(901,361)

NET INCOME (LOSS)	$(109,827)	$1,893,710

NET INCOME (LOSS) PER GENERAL PARTNER AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(16.36)	$121.18
Class B(2)	$(86.18)	N/A
Class C	$4.65	$131.12
Class D(2)	$(49.18)	N/A

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL PARTNER AND OTHER UNITHOLDERS UNIT
Class A	$(22.25)	$118.77
Class B(2)	$(57.51)	N/A
Class C	$(1.13)	$128.64
Class D(2)	$(40.00)	N/A

(1)	The amounts shown are for the period June 1, 2010 (commencement of trading) through December 31, 2010.
(2)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, the information shown is for the period May 1 through December 31, 2011. No information is provided for the period April 6, 2010 (inception) through December 31, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$(109,827)	$1,893,710
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	(400,721)	(539,938)
(Increase) decrease in restricted cash	(788,979)	(1,098,083)
(Increase) decrease in interest receivable	1,661	(1,879)
(Increase) decrease in prepaid expenses	(8,430)	0
(Increase) decrease in other assets	55,786	(62,733)
Increase (decrease) in accounts payable and accrued expenses	(214,343)	300,364
Purchases of investments in fixed income securities	(650,000)	0

Net cash from (for) operating activities	(2,114,853)	491,441

Cash flows from (for) financing activities
Addition of units	1,295,455	15,042,144
Redemption of units	0	(2,000)
Offering costs paid	(86,757)	(29,175)
Net cash from (for) financing activities	1,208,698	15,010,969

Net increase (decrease) in cash and cash equivalents	(906,155)	15,502,410

Unrestricted Cash
Beginning of period	15,502,410	0

End of period	$14,596,255	$15,502,410

End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$14,218,326	$14,365,334
Cash and cash equivalents	377,929	1,137,076

Total end of period cash and cash equivalents	$14,596,255	$15,502,410

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	Partners’ Capital - Class A(1)
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at April 6, 2010	1.000	$1,000	0.000	$0	1.000	$1,000

Net income (loss)		908,848		651		909,499
Additions	7,500.072	7,500,072	13.975	15,000	7,514.047	7,515,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Offering costs		(18,085)		(17)		(18,102)
Balances at December 31, 2010	7,500.072	8,390,835	13.975	15,634	7,514.047	8,406,469

Net income (loss)		(124,917)		(397)		(125,314)
Additions	0.000	0	312.030	343,126	312.030	343,126
Offering costs		(41,939)		(901)		(42,840)
Balances at December 31, 2011	7,500.072	$8,223,979	326.005	$357,462	7,826.077	$8,581,441

Net Asset Value per General and Limited Partners’ Unit - Class A

December 31, 2011	December 31, 2010	April 6, 2010

$1,096.52	$1,118.77	$1,000.00

(1)	Class A Units and Class C Units commenced trading on June 1, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	Partners’ Capital - Class C(1)
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at April 6, 2010	1.000	$1,000	0.000	$0	1.000	$1,000

Net income (loss)		982,994		1,217		984,211
Additions	7,500.072	7,500,072	23.212	25,000	7,523.284	7,525,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Offering costs		(18,208)		(20)		(18,228)
Balances at December 31, 2010	7,500.072	8,464,858	23.212	26,197	7,523.284	8,491,055

Net income (loss)		34,245		976		35,221
Additions	0.000	0	149.050	167,456	149.050	167,456
Offering costs		(42,697)		(405)		(43,102)
Balances at December 31, 2011	7,500.072	$8,456,406	172.262	$194,224	7,672.334	$8,650,630

Net Asset Value per General and Limited Partners’ Unit - Class C

December 31, 2011	December 31, 2010	April 6, 2010

$1,127.51	$1,128.64	$1,000.00

(1)	Class A Units and Class C Units commenced trading on June 1, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	Partners’ Capital - Class B(1)
	Limited Partners
	Units	Amount
Balances at December 31, 2010	0.000	$0

Net income (loss)		(5,964)
Additions	237.712	230,221
Offering costs		(216)
Balances at December 31, 2011	237.712	$224,041

Net Asset Value per General and Limited Partners’ Unit - Class B

December 31, 2011	May 1, 2011

$942.49	$1,000.00

	Partners’ Capital - Class D(1)
	Limited Partners
	Units	Amount
Balances at December 31, 2010	0.000	$0

Net income (loss)		(13,770)
Additions	562.483	554,652
Offering costs		(897)
Balances at December 31, 2011	562.483	$539,985

Net Asset Value per General and Limited Partners’ Unit - Class D

December 31, 2011	May 1, 2011

$960.00	$1,000.00

(1)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, no information is presented for the period April 6, 2010 (inception) through December 31, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2011

The following information presents per unit operating performance data and other supplemental financial data for Class A for the year ended December 31, 2011 and the period June 1, 2010 (commencement of trading) through December 31, 2010. This information has been derived from information presented in the financial statements.

	Class A
	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$1,118.77	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	45.93	185.74
Net investment income (loss)(1)	(62.59)	(64.56)

Total net income (loss) from operations	(16.66)	121.18

Offering costs (1)	(5.59)	(2.41)

Net asset value per unit at end of period	$1,096.52	$1,118.77

Total Return	(1.99)%	11.88%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	5.68%	5.81%
Performance fee	0.00%	2.84%

Total expenses	5.68%	8.65%

Net investment income (loss)(2,3)	(5.63)%	(5.74)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Annualized for the period June 1, 2010 (commencement of trading) through December 31, 2010.
(4)	Represents the net asset value per Class A Unit at June 1, 2010 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2011

The following information presents per unit operating performance data and other supplemental financial data for Class B for the period May 1, 2011 (commencement of trading) through December 31, 2011. This information has been derived from information presented in the financial statements.

Class B(5)
2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	(18.67)
Net investment income (loss)(1)	(35.72)

Total net income (loss) from operations	(54.39)

Offering costs (1)	(3.12)

Net asset value per unit at end of period	$942.49

Total Return	(5.75)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee(3)	5.69%
Performance fee	0.00%

Total expenses	5.69%

Net investment income (loss)(2, 3)	(5.66)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Annualized.
(4)	Represents the net asset value per Class B Unit at May 1, 2011 (commencement of trading).
(5)	The amounts shown are for the period May 1, 2011 (commencement of trading) through December 31, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2011

The following information presents per unit operating performance data and other supplemental financial data for Class C for the year ended December 31, 2011 and the period June 1, 2010 (commencement of trading) through December 31, 2010. This information has been derived from information presented in the financial statements.

	Class C
	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$1,128.64	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	47.02	186.60
Net investment income (loss)(1)	(42.46)	(55.53)

Total net income (loss) from operations	4.56	131.07

Offering costs (1)	(5.69)	(2.43)

Net asset value per unit at end of period	$1,127.51	$1,128.64

Total Return	(0.10)%	12.86%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	3.77%	3.90%
Performance fee	0.03%	3.06%

Total expenses	3.80%	6.96%

Net investment income (loss)(2,3)	(3.72)%	(3.84)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Annualized for the period June 1, 2010 (commencement of trading) through December 31, 2010.
(4)	Represents the net asset value per Class C Unit at June 1, 2010 (commencement of trading).

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEAR ENDED DECEMBER 31, 2011 AND
THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2011

The following information presents per unit operating performance data and other supplemental financial data for Class D for the period May 1, 2011 (commencement of trading) through December 31, 2011. This information has been derived from information presented in the financial statements.

Class D(5)
2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	(14.10)
Net investment income (loss)(1)	(22.70)

Total net income (loss) from operations	(36.80)

Offering costs (1)	(3.20)

Net asset value per unit at end of period	$960.00

Total Return	(4.00)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	3.56%
Performance fee	0.00%

Total expenses	3.56%

Net investment income (loss)(2,3)	(3.54)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Annualized.
(4)	Represents the net asset value per Class D Unit at May 1, 2011 (commencement of trading).
(5)	The amounts shown are for the period May 1, 2011 (commencement of trading) through December 31, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  General Description of the Fund

Campbell Global Trend Fund, L.P. (the "Fund") was formed as a Delaware series limited partnership pursuant to and in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act") on December 1, 2009. The Fund operates as a commodity investment pool and engages in the speculative trading of futures and forward currency contracts.

The Global Trend Fund seeks appreciation through trading a diversified portfolio of global futures and currencies pursuant to both traditional trend following and factor based trend following models (the "Trend Following Portfolio"). The Fund consists of five classes of limited partnership Units: Class A Units, Class B Units, Class C Units, Class D Units and Class E Units. Only Class A Units, Class B Units, Class C Units and Class D Units will be offered. Class E Units are not being offered for sale but will be issued in exchange for Class A Units, Class B Units, Class C Units and Class D Units in certain circumstances.

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20, "Offsetting - Balance Sheet." The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

For the purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of units outstanding.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

The Fund adopted the provisions of ASC 820 "Fair Value Measurements and Disclosures." ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of December 31, 2011 and 2010, for the year ended December 31, 2011 and the period June 1, 2010 (commencement of trading) through December 31, 2010, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASU 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of the remaining provisions have not had a material impact on the Fund's financial statement disclosures.

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2011 and December 31, 2010.

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$650,000	$0	$650,000
Other Financial Instruments
Exchange-traded futures contracts	485,400	0	0	485,400
Forward currency contracts	0	455,259	0	455,259
Total	$485,400	$1,105,259	$0	$1,590,659

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

	Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Exchange-traded futures contracts	$240,140	$0	$0	$240,140
Forward currency contracts	0	299,798	0	299,798
Total	$240,140	$299,798	$0	$539,938

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9. See Condensed Schedules of Investments for additional detail categorization.

D.  Income Taxes

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

Management has continued to evaluate the application of ASC 740, "Income Taxes", to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The 2010 and 2011 tax years generally remain subject to the examination by the U.S. federal and most state tax authorities.

E.  Organization and Initial Offering Costs

Organization and initial offering costs were advanced by Campbell & Company, Inc. ("Campbell & Company"), the general partner. In addition, the general partner will incur all costs in connection with the continuous offering of units of the Fund. Each Class of Units, excluding Class E, will be charged a monthly rate of 1/12 of 0.5% (0.5% annualized) of each Class of Units’ month-end net asset value (as defined in the Amended Agreement of Limited Partnership) until such amounts are fully reimbursed to the general partner. The reimbursement is limited to 2.5% of the total subscriptions accepted by the Fund. The Fund will only be liable for payment of offering costs on a monthly basis.

If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. At December 31, 2011 and December 31, 2010, the amount of unreimbursed offering costs incurred by Campbell & Company is $650,763 and $546,847, respectively.

F.  Foreign Currency Transactions

The Fund's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income.

G.  Allocations

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

H.  Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 explains how to measure fair value. It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amended guidance is effective for financial statements for fiscal years and interim periods beginning after December 15, 2011. The impact of this guidance on the Fund's financial statements and disclosures, if any, is currently being assessed.

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

Each Class of Units will pay Campbell & Company a quarterly performance fee equal to 20% of that Class of Units’ aggregate cumulative appreciation (as defined in the Fund's Agreement of Limited Partnership, as amended) in the net asset value per Unit, exclusive of appreciation attributable to interest income allocable to such Class of Units, and as adjusted for subscriptions and redemptions, on a cumulative high water mark basis. In determining the performance fee, net assets shall not be reduced by the performance fee being calculated. The performance fee is paid only on profits attributable to each Class of Units outstanding. The performance fee is accrued monthly, paid quarterly and is not subject to any clawback provisions.

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 4.  DEPOSITS WITH BROKER

The Fund deposits assets with a broker, Newedge USA, LLC, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such broker. The Fund typically earns interest income on its assets deposited with the broker.

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparty with regard to its forward currency transactions is The Royal Bank of Scotland PLC ("RBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of December 31, 2011. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Fund typically earns interest income on its assets deposited with the RBS.

Note 6.  BROKER-DEALER CUSTODY FEE

Class A Units and Class C Units will pay a monthly broker-dealer custodial fee of 1/12 of 0.25% (0.25% annually) of each respective Class’ month-end net asset value (as defined in the Fund's Agreement of Limited Partnership, as amended) to the selling agents (the firm and not the individual). The total amount paid to the selling agents for such broker-dealer custodial fees per Unit will not exceed 1% of the gross offering proceeds of Class A Units and 6% of the gross offering proceeds of Class C Units.

Note 7.  OPERATING EXPENSES

Operating expenses for each Class of Units in the Fund are restricted by the Amended Agreement of Limited Partnership to 0.50% per annum of the average month-end net asset value (as defined) of each Class of Units. Any operating expense which exceeds the 0.50% expense cap will be reimbursed by Campbell & Company. Actual operating expenses exceeded the cap for the year ended December 31, 2011 by $1,817. This amount is due from Campbell & Company and is included in other assets on the Statements of Financial Condition as of December 31, 2011. Operating expenses did not exceed the cap for the period April 6, 2010 (inception) through December 31, 2010.

Note 8.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 9.  TRADING ACTIVITIES AND RELATED RISKS

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

The amount of required margin and good faith deposits with the broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with interbank market makers at December 31, 2011 and 2010 was $139,944 and $997,000, respectively, which equals 1% and 6% of Net Asset Value, respectively. These amounts are included in cash and cash equivalents. Included in cash deposits with the broker and interbank market maker at December 31, 2011 and December 31, 2010 was restricted cash for margin requirements of $1,887,062 and $1,098,083, respectively, which equals 10% and 6% of Net Asset Value respectively.

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

The Fund has adopted the provisions of ASC 815 "Derivatives and Hedging" ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2011 and 2010 is as follows:

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$28,306	$(145,607)	$(117,301)
Energy Contracts	Equity in broker trading accounts	57,909	(13,578)	44,331
Metal Contracts	Equity in broker trading accounts	125,387	(23,246)	102,141
Stock Indices Contracts	Equity in broker trading accounts	84,653	(4,401)	80,252
Short-Term Interest Rate Contracts	Equity in broker trading accounts	40,646	(15,164)	25,482
Long-Term Interest Rate Contracts	Equity in broker trading accounts	357,701	(7,206)	350,495
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	705,298	(250,039)	455,259
Totals		$1,399,900	$(459,241)	$940,659
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2010 Fair Value	Liability Derivatives at December 31, 2010 Fair Value	Net
Agricultural Contracts	Equity in broker trading accounts	$97,458	$(13,467)	$83,991
Energy Contracts	Equity in broker trading accounts	49,457	(37,905)	11,552
Metal Contracts	Equity in broker trading accounts	131,354	(5,483)	125,871
Stock Indices Contracts	Equity in broker trading accounts	78,515	(57,686)	20,829
Short-Term Interest Rate Contracts	Equity in broker trading accounts	23,451	(2,373)	21,078
Long-Term Interest Rate Contracts	Equity in broker trading accounts	15,285	(38,466)	(23,181)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	587,615	(287,817)	299,798
Totals		$983,135	$(443,197)	$539,938
* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the year ended December 31, 2011 and the period April 6, 2010 (inception) through December 31, 2010 is as follows.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Type of Instrument	Trading Revenue for the Year Ended December 31, 2011	Trading Revenue for the Period April 6, 2010 (inception) through December 31, 2010**
Agricultural Contracts	$(793,249)	$618,397
Energy Contracts	68,832	(200,005)
Metal Contracts	(478,811)	533,188
Stock Indices Contracts	(1,575,622)	469,767
Short-Term Interest Rate Contracts	781,969	166,690
Long Term Interest Rate Contracts	3,029,229	691,487
Forward Currency Contracts	(250,023)	546,639
Total	$782,325	$2,826,163

Line Item in the Statements of Operations	Trading Revenue for the Year Ended December 31, 2011	Trading Revenue for the Period April 6, 2010 (inception) through December 31, 2010**
Futures trading gains (losses):
Realized***	$787,088	$2,039,384
Change in unrealized	245,260	240,140
Forward currency trading gains (losses):
Realized	(405,484)	246,841
Change in unrealized	155,461	299,798
Total	$782,325	$2,826,163

**	The Fund began trading on June 1, 2010.
***	Amount differs from the amount on the Statements of Operations as the amount above does not include gains and losses on foreign currency cash balances at the futures brokers.

For the year ended December 31, 2011 and the period April 6, 2010 (inception) through December 31, 2010, the monthly average of futures contracts bought and sold was approximately 1,300 and 650, respectively, and the monthly average of notional value of forward currency contracts was $62,425,000 and $39,710,000, respectively.

Open contracts generally mature within twelve months; as of December 31, 2011, the latest maturity date for open futures contracts is September 2013 and the latest maturity date for open forward currency contracts is March 2012. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

Note 10.  INDEMNIFICATIONS

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

Note 11.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. Effective April 1, 2012, the Agreement of Limited Partnership between the Fund and Campbell & Company will be amended to remove the 1% general partner fee. There are no additional subsequent events to disclose in the financial statements.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2
31.02	Certification by Chief Financial Officer	E-3
32.01	Certification by Chief Executive Officer	E-4
32.02	Certification by Chief Financial Officer	E-5

E-1