Form 10-Q
period 2012-03-31
Campbell Global Trend Fund, L.P.
filed 2012-05-15
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-54311

CAMPBELL GLOBAL TREND FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	27-1412568
(State of Organization)	(IRS Employer Identification Number

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

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 (Unaudited)	3-4

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	6

	Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	8-10

	Financial Highlights for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	11-14

	Notes to Financial Statements (Unaudited)	15-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	26-30

Item 4.	Controls and Procedures.	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	32

SIGNATURES		33

CAMPBELL GLOBAL TREND FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
MARCH 31, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
$650,000	U.S. Treasury Bill U.S. Treasury Bills* Due 06/28/2012	$649,881	3.37%
	Total United States (cost $649,881)	$649,881	3.37%

	Total Fixed Income Securities (cost $649,881)	$649,881	3.37%

LONG FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Agriculture	$43,697	0.23%
	Energy	$(80,716)	(0.42)%
	Metals	$(14,874)	(0.08)%
	Stock indices	$142,512	0.74%
	Short-term interest rates	$92,640	0.48%
	Long-term interest rates	$49,146	0.26%
	Total long futures contracts	$232,405	1.21%

SHORT FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Agriculture	$125,898	0.65%
	Energy	$119,920	0.62%
	Metals	$41,680	0.22%
	Stock indices	$24,100	0.12%
	Short-term interest rates	$(29,520)	(0.15)%
	Long-term interest rates	$(3,905)	(0.02)%
	Total short futures contracts	$278,173	1.44%

	Total futures contracts	$510,578	2.65%

FORWARD CURRENCY CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Various long forward currency contracts	$(5,829)	(0.03)%
	Various short forward currency contracts	$(28,542)	(0.15)%
	Total forward currency contracts	$(34,371)	(0.18)%

*	Pledged as collateral for the trading of forwards positions.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Values ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
$650,000	U.S. Treasury Bill U.S. Treasury Bills* Due 02/02/2012	$650,000	3.61%
	Total United States (cost $650,000)	$650,000	3.61%

	Total Fixed Income Securities (cost $650,000)	$650,000	3.61%

LONG FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Energy	$(5,321)	(0.03)%
	Metals	$12,412	0.07%
	Stock indices	$58,715	0.33%
	Short-term interest rates	$25,957	0.14%
	Long-term interest rates	$350,495	1.95%
	Total long futures contracts	$442,258	2.46%

SHORT FUTURES CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Agriculture	$(117,301)	(0.65)%
	Energy	$49,652	0.27%
	Metals	$89,729	0.50%
	Stock indices	$21,537	0.12%
	Short-term interest rates	$(475)	0.00%
	Total short futures contracts	$43,142	0.24%

	Total futures contracts	$485,400	2.70%

FORWARD CURRENCY CONTRACTS
	Description	Values ($)	% of Net Asset Value
	Various long forward currency contracts	$6,402	0.04%
	Various short forward currency contracts	$448,857	2.49%
	Total forward currency contracts	$455,259	2.53%

*	Pledged as collateral for the trading of forwards positions.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
March 31, 2012 and December 31, 2011 (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Equity in futures broker trading accounts
Cash	$14,855,518	$14,218,326
Restricted cash	2,313,987	1,887,062
Net unrealized gain (loss) on open futures contracts	510,578	485,400
Total equity in futures broker trading accounts	17,680,083	16,590,788

Cash	1,151,232	377,929
Fixed income securities (cost $649,881 and $650,000, respectively)	649,881	650,000
Net unrealized gain (loss) on open forward currency contracts	(34,371)	455,259
Interest receivable	529	218
Prepaid expenses	3,800	8,430
Other assets	7,153	6,947
Total assets	$19,458,307	$18,089,571

LIABILITIES
Accounts payable	$24,564	$21,807
Advisory fee	31,900	29,812
General partner fee	15,951	14,905
Broker-dealer custodial fee	3,819	3,593
Sales fee	14,076	13,797
Accrued commissions and other trading fees on open contracts	2,867	2,107
Performance fee payable	36,081	0
Offering costs payable	7,974	7,453
Redemptions payable	31,309	0
Total liabilities	168,541	93,474

PARTNERS' CAPITAL (Net Asset Value)

Class A Units - Redeemable
General Partner - 7,500.072 units outstanding at March 31, 2012 and December 31, 2011	8,370,905	8,223,979
Limited Partners - 507.796 and 326.005 units outstanding at March 31, 2012 and December 31, 2011	566,791	357,462

Class B Units - Redeemable
Limited Partners - 285.217 and 237.712 units outstanding at March 31, 2012 and December 31, 2011	273,794	224,041

Class C Units - Redeemable
General Partner - 7,500.072 units outstanding at March 31, 2012 and December 31, 2011	8,614,433	8,456,406
Limited Partners - 716.164 and 172.262 units outstanding at March 31, 2012 and December 31, 2011	822,610	194,224

Class D Units - Redeemable
Limited Partners - 652.543 and 562.483 units outstanding at March 31, 2012 and December 31, 2011	641,233	539,985
Total partners' capital (Net Asset Value)	19,289,766	17,996,097

Total liabilities and partners' capital (Net Asset Value)	$19,458,307	$18,089,571

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$733,471	$(194,639)
Change in unrealized	25,178	(150,396)
Brokerage commissions	(20,966)	(10,826)
Net gain (loss) from futures trading	737,683	(355,861)

Forward currency trading gains (losses)
Realized	356,956	171,354
Change in unrealized	(489,630)	(343,307)
Brokerage commissions	(801)	(481)
Net gain (loss) from forward currency trading	(133,475)	(172,434)

Total net trading gain (loss)	604,208	(528,295)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	1,515	4,150
Total investment income	1,515	4,150

Expenses
Advisory fee	94,956	84,155
General partner fee	47,479	42,078
Sales fee	45,584	37,608
Broker-dealer custodial fee	11,286	10,266
Performance fee	36,081	0
Operating expenses	23,028	18,909
Total expenses	258,414	193,016
Net investment income (loss)	(256,899)	(188,866)

NET INCOME (LOSS)	$347,309	$(717,161)

NET INCOME (LOSS) PER GENERAL PARTNER AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)
Class A (weighted average number of units outstanding are 7,895.098 and 7,519.888, respectively)	$20.57	$(49.91)
Class B(1) (weighted average number of units outstanding for 2012 were 237.712)	$18.67	N/A
Class C (weighted average number of units outstanding are 7,904.153 and 7,527.616, respectively)	$21.15	$(45.41)
Class D(1) (weighted average number of units outstanding for 2012 were 579.311)	$22.90	N/A

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL PARTNER AND LIMITED PARTNER UNIT
Class A	$19.59	$(51.17)
Class B(1)	$17.46	N/A
Class C	$21.07	$(46.72)
Class D(1)	$22.67	N/A

(1)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, no information is provided for the three months ended March 31, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$347,309	$(717,161)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized	464,452	493,703
(Increase) decrease in restricted cash	(426,925)	(439,173)
(Increase) decrease in interest receivable	(311)	1,036
(Increase) decrease in prepaid expenses	4,630	(750)
(Increase) decrease in other assets	(206)	37,208
Increase (decrease) in accounts payable and accrued expenses	43,237	(224,718)
Purchases of investments in fixed income securities	(1,949,824)	0
Sales/maturities of investments in fixed income securities	1,949,943	0

Net cash from (for) operating activities	432,305	(849,855)

Cash flows from (for) financing activities
Addition of units	1,001,406	35,001
Offering costs paid	(23,216)	(21,425)
Net cash from (for) financing activities	978,190	13,576

Net increase (decrease) in cash	1,410,495	(836,279)

Unrestricted Cash
Beginning of period	14,596,255	15,502,410

End of period	$16,006,750	$14,666,131

End of period cash consists of:
Cash in futures broker trading accounts	$14,855,518	$13,475,574
Cash	1,151,232	1,190,557

Total end of period cash	$16,006,750	$14,666,131

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Partners' Capital - Class A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2012

Balances at December 31, 2011	7,500.072	$8,223,979	326.005	$357,462	7,826.077	$8,581,441

Net income (loss) for the three months ended
March 31, 2012		157,557		4,873		162,430
Additions	0.000	0	181.791	205,016	181.791	205,016
Offering costs		(10,631)		(560)		(11,191)
Balances at March 31, 2012	7,500.072	$8,370,905	507.796	$566,791	8,007.868	$8,937,696

Three Months Ended March 31, 2011

Balances at December 31, 2010	7,500.072	$8,390,835	13.975	$15,634	7,514.047	$8,406,469

Net income (loss) for the three months ended
March 31, 2011		(373,347)		(1,981)		(375,328)
Additions	0.000	0	143.981	155,009	143.981	155,009
Offering costs		(10,426)		(27)		(10,453)
Balances at March 31, 2011	7,500.072	$8,007,062	157.956	$168,635	7,658.028	$8,175,697

Net Asset Value per General and Limited Partners' Unit - Class A

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010

$1,116.11	$1,096.52	$1,067.60	$1,118.77

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Partners' Capital - Class C
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Three Months Ended March 31, 2012

Balances at December 31, 2011	7,500.072	$8,456,406	172.262	$194,224	7,672.334	$8,650,630

Net income (loss) for the three months ended
March 31, 2012		168,975		(1,803)		167,172
Additions	0.000	0	543.902	630,779	543.902	630,779
Offering costs		(10,948)		(590)		(11,538)
Balances at March 31, 2012	7,500.072	$8,614,433	716.164	$822,610	8,216.236	$9,437,043

Three Months Ended March 31, 2011

Balances at December 31, 2010	7,500.072	$8,464,858	23.212	$26,197	7,523.284	$8,491,055

Net income (loss) for the three months ended
March 31, 2011		(339,847)		(1,986)		(341,833)
Additions	0.000	0	22.240	25,001	22.240	25,001
Offering costs		(10,548)		(38)		(10,586)
Balances at March 31, 2011	7,500.072	$8,114,463	45.452	$49,174	7,545.524	$8,163,637

Net Asset Value per General and Limited Partners' Unit - Class C

March 31, 2012	December 31, 2011	March 31, 2011	December 31, 2010

$1,148.58	$1,127.51	$1,081.92	$1,128.64

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Partners' Capital - Class B(1)
	Limited Partners
	Units	Amount
Three Months Ended March 31, 2012

Balances at December 31, 2011	237.712	$224,041

Additions	47.505	45,602
Net income (loss) for the three months ended March 31, 2012		4,439
Offering costs		(288)
Balances at March 31, 2012	285.217	$273,794

Net Asset Value per Limited Partners' Unit - Class B

March 31, 2012	December 31, 2011	May 1, 2011

$959.95	$942.49	$1,000.00

	Partners' Capital - Class D(1)
	Limited Partners
	Units	Amount
Three Months Ended March 31, 2012

Balances at December 31, 2011	562.483	$539,985

Additions	121.921	120,009
Redemptions	(31.861)	(31,309)
Net income (loss) for the three months ended March 31, 2012		13,268
Offering costs		(720)
Balances at March 31, 2012	652.543	$641,233

Net Asset Value per Limited Partners' Unit - Class D

March 31, 2012	December 31, 2011	May 1, 2011

$982.67	$960.00	$1,000.00

(1)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, no information is provided for the three months ended March 31, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class A units for the three months ended March 31, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Class A
	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,096.52	$1,118.77

Income (loss) from operations:
Total net trading gains (losses) (1)	37.13	(34.78)
Net investment income (loss)(1)	(16.12)	(15.00)

Total net income (loss) from operations	21.01	(49.78)

Offering costs (1)	(1.42)	(1.39)

Net asset value per unit at end of period	$1,116.11	$1,067.60

Total Return (3)	1.79%	(4.57)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	5.78%	5.50%
Performance fee (3)	0.00%	0.00%

Total expenses	5.78%	5.50%

Net investment income (loss) (2,4)	(5.75)%	(5.40)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class B units for the three months ended March 31, 2012. This information has been derived from information presented in the unaudited financial statements.

Class B(5)
Three Months Ended March 31, 2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$942.49

Income (loss) from operations:
Total net trading gains (losses) (1)	31.92
Net investment income (loss)(1)	(13.25)

Total net income (loss) from operations	18.67

Offering costs (1)	(1.21)

Net asset value per unit at end of period	$959.95

Total Return (3)	1.85%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	5.53%
Performance fee (3)	0.00%

Total expenses	5.53%

Net investment income (loss) (2,4)	(5.50)%

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

(2)	Excludes performance fee.
(3)	Not annualized
(4)	Annualized
(5)	Class B Units commenced trading on May 1, 2011; therefore, no information is provided for the three months ended March 31, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class C units for the three months ended March 31, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Class C
	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,127.51	$1,128.64

Income (loss) from operations:
Total net trading gains (losses) (1)	37.90	(35.20)
Net investment income (loss)(1)	(15.37)	(10.11)

Total net income (loss) from operations	22.53	(45.31)

Offering costs (1)	(1.46)	(1.41)

Net asset value per unit at end of period	$1,148.58	$1,081.92

Total Return (3)	1.87%	(4.14)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.76%	3.70%
Performance fee (3)	0.39%	0.00%

Total expenses	4.15%	3.70%

Net investment income (loss) (2,4)	(3.73)%	(3.60)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for Class D units for the three months ended March 31, 2012. This information has been derived from information presented in the unaudited financial statements.

Class D(5)
Three Months Ended March 31, 2012
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$960.00

Income (loss) from operations:
Total net trading gains (losses) (1)	32.50
Net investment income (loss)(1)	(8.59)

Total net income (loss) from operations	23.91

Offering costs (1)	(1.24)

Net asset value per unit at end of period	$982.67

Total Return (3)	2.36%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	3.51%
Performance fee (3)	0.00%

Total expenses	3.51%

Net investment income (loss) (2,4)	(3.48)%

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

(2)	Excludes performance fee.
(3)	Not annualized
(4)	Annualized
(5)	Class D Units commenced trading on May 1, 2011; therefore, no information is provided for the three months ended March 31, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2012 (Unaudited)

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

The Global Trend Fund seeks appreciation through trading a diversified portfolio of global futures and currencies pursuant to both traditional trend following and factor based trend following models. The Fund consists of five classes of limited partnership Units: Class A Units, Class B Units, Class C Units, Class D Units and Class E Units. Only Class A Units, Class B Units, Class C Units and Class D Units will be offered. Class E Units are not being offered for sale but will be issued in exchange for Class A Units, Class B Units, Class C Units and Class D Units in certain circumstances.

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

B.  Regulation

 As a registrant with the Securities and Exchange Commission (the "SEC"), the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (the "brokers") and interbank market makers through which the Fund trades.

C.  Method of Reporting

The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund's management. Actual results may differ from these estimates.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statement of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20, "Offsetting - Balance Sheet." The fair value of futures (exchange-traded) contracts is based on by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

The Fund adopted the provisions of ASC 820 "Fair Value Measurements and Disclosures."  ("ASC 820") provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category aslo included fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the periods ended March 31, 2012 and 2011, the Fund did not have any Level 3 assets or liabilities.

In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06 ("ASU 2010-06") for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASU 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were adopted as of January 1, 2011. The adoption of this guidance did not have a material impact on the Fund's financial statement disclosures.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04") to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 explains how to measure fair value.  It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. As of January 1, 2012, the Fund adopted the provisions of ASU 2011-04. The adoption of ASU 2011-04 did not have not had a material impact on the Fund's financial statement disclosures.

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

	Fair Value at March 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$649,881	$0	$649,881
Other Financial Instruments
Exchange-traded futures contracts	510,578	0	0	510,578
Forward currency contracts	0	(34,371)	0	(34,371)
Total	$510,578	$615,510	$0	$1,126,088

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$0	$650,000	$0	$650,000
Other Financial Instruments
Exchange-traded futures contracts	485,400	0	0	485,400
Forward currency contracts	0	455,259	0	455,259
Total	$485,400	$1,105,259	$0	$1,590,659

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 9.  See Condensed Schedules of Investments for additional detail categorization.

D.  Income Taxes

The Fund will prepare calendar year U.S. federal and applicable state tax returns and report to the partners their allocable shares of the Fund’s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner’s respective share of the Fund’s income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of ASC 740, "Income Taxes", to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months.  The 2011 and 2010 tax years generally remain subject to the examination by the U.S. federal and most state tax authorities.

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

If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. At March 31, 2012 and December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $663,249 and $650,763, respectively.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

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

H. Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), "Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position.  Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements.  The amendments in ASU No. 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented.  The Fund is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

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

Note 4.  DEPOSITS WITH FUTURES BROKER

The Fund deposits assets with a futures broker, Newedge USA, LLC, subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such futures broker. The Fund typically earns interest income on its assets deposited with the futures broker.

Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparty with regard to its forward currency transactions is The Royal Bank of Scotland PLC ("RBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of March 31, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Fund typically earns interest income on its assets deposited with RBS.

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

Note 7.  OPERATING EXPENSES

Operating expenses for each Class of Units in the Fund are restricted by the Amended Agreement of Limited Partnership to 0.50% per annum of the average month-end net asset value (as defined) of each Class of Units. Any operating expense which exceeds the 0.50% expense cap will be reimbursed by Campbell & Company. Actual operating expenses exceeded the cap for the year ended December 31, 2011 by $1,817 and is included in other assets on the Statement of Financial Condition as of December 31, 2011.  During the period ended March 31, 2012, Campbell & Company has reimbused the Fund for the operating expenses which exceeded the cap for the year ended December 31, 2011. For the period ended March 31, 2012, operating expenses did not exceed the cap.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

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

Note 9.  TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). Specifically, the Fund trades a portfolio focused on financial futures, which are instruments designed to hedge or speculate on changes in interest rates, currency exchange rates or stock index values, as well as metals, energy and agriculture values. The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the futures broker. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker's segregation requirements. In the event of a futures broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with interbank market makers at March 31, 2012 and December 31, 2011 was $496,569 and $139,944, respectively, which equals  3% and 1% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the futures broker and interbank market maker at March 31, 2012 and December 31, 2011 was restricted cash for margin requirements of $2,313,987 and $1,887,062 respectively, which equals 12% and 10% of Net Asset Value respectively.

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

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of March 31, 2012 and December 31, 2011 is as follows:

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at March 31, 2012 Fair Value	Liability Derivatives at March 31, 2012 Fair Value	Net
Agriculture Contracts	Equity in futures broker trading accounts	$258,142	$(88,547)	$169,595
Energy Contracts	Equity in futures broker trading accounts	127,650	(88,446)	39,204
Metal Contracts	Equity in futures broker trading accounts	47,737	(20,931)	26,806
Stock Indices Contracts	Equity in futures broker trading accounts	300,257	(133,645)	166,612
Short-Term Interest Rate Contracts	Equity in futures broker trading accounts	98,679	(35,559)	63,120
Long-Term Interest Rate Contracts	Equity in futures broker trading accounts	92,791	(47,550)	45,241
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	281,968	(316,339)	(34,371)
Totals		$1,207,224	$(731,017)	$476,207
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Equity in futures broker trading accounts	$28,306	$(145,607)	$(117,301)
Energy Contracts	Equity in futures broker trading accounts	57,909	(13,578)	44,331
Metal Contracts	Equity in futures broker trading accounts	125,387	(23,246)	102,141
Stock Indices Contracts	Equity in futures broker trading accounts	84,653	(4,401)	80,252
Short-Term Interest Rate Contracts	Equity in futures broker trading accounts	40,646	(15,164)	25,482
Long-Term Interest Rate Contracts	Equity in futures broker trading accounts	357,701	(7,206)	350,495
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	705,298	(250,039)	455,259
Totals		$1,399,900	$(459,241)	$940,659
* Derivatives not designated as hedging instruments under ASC 815

The trading gains and losses of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the periods ended March 31, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains (Losses) for the Three Months Ended March 31, 2012	Trading Gains (Losses) for the Three Months Ended March 31, 2011
Agriculture Contracts	$148,574	$29,974
Energy Contracts	726,686	401,652
Metal Contracts	(352,467)	(88,434)
Stock Indices Contracts	783,712	(353,856)
Short-Term Interest Rate Contracts	146,493	(154,530)
Long Term Interest Rate Contracts	(698,368)	(175,287)
Forward Currency Contracts	(132,674)	(171,953)
Total	$621,956	$(512,434)

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (Unaudited)

Line Item in the Statements of Operations	Trading Gains (Losses) for the Three Months Ended March 31, 2012	Trading Gains (Losses) for the Three Months Ended March 31, 2011
Futures trading gains (losses):
Realized **	$729,452	$(190,085)
Change in unrealized	25,178	(150,396)
Forward currency trading gains (losses):
Realized	356,956	171,354
Change in unrealized	(489,630)	(343,307)
Total	$621,956	$(512,434)
** Amount differs from the amount on the Statements of Operations as the amount above does not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended March 31, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 1,875 and 930, respectively, and the monthly average of notional value of forward currency contracts was $67,400,000 and $51,270,000, respectively.

Open contracts generally mature within twelve months; as of March 31, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is June 2012. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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

Note 11.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of March 31, 2012 and December 31, 2011, and the statements of operations, cash flows, changes in Partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2012 and 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2012, and the results of operations, cash flows, changes in Partners' capital (Net Asset Value) and financial highlights for the three months ended March 31, 2012 and 2011.

Note 12.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. Effective April 1, 2012, the Agreement of Limited Partnership between the Fund and Campbell & Company was amended to remove the 1% general partner fee. There are no additional subsequent events to disclose to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
As of March 31, 2012, the aggregate capitalization of the Fund was $19,289,766 with Class A, Class B, Class C, and Class D comprising $8,937,696, $273,794, $9,437,043, and $641,233, respectively, of the total. The Net Asset Value per Unit was $1,116.11 for Class A, $959.95 for Class B, $1,148.58 for Class C, and $982.67 for Class D. No units have been issued for Class E.

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

Approximately 10% to 30% of the Fund’s net assets will normally be committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets will be maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures brokers pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 30% of the Fund’s assets will be deposited with the over-the-counter counterparty in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets will be held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparty. The remaining 40% to 80% of the Fund’s assets may be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparty.

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

Results of Operations

The returns for the three months ending March 31, 2012 for Class A, Class B, Class C and Class D were 1.79%, 1.85%, 1.87% and 2.36%, respectively. The returns for the three months ending March 31, 2011 for Class A and Class C were (4.57)% and (4.14)%, respectively. During the three months ended March 31, 2012 and 2011, the Fund accrued advisory and general partner fees in the amount of $142,435 and $126,233 respectively, and paid advisory and general partner fees in the amount of $139,301 and $128,551, respectively. Performance fees were accrued in the amount of $36,081 and $0, respectively, and paid performance fees in the amount of $0 and $221,369, respectively.

2012 (For the Three Months Ending March 31)

Of the 2012 year-to-date increase of 1.79% for Class A, approximately 3.47% was due to trading gains (before commissions) and approximately 0.01% due to investment income, offset by approximately (1.69)% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the 2012 year-to-date increase of 1.85% for Class B, approximately 3.47% was due to trading gains (before commissions) and approximately 0.01% due to investment income, offset by approximately (1.63)% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B.

Of the 2012 year-to-date increase of 1.87% for Class C, approximately 3.47% was due to trading gains (before commissions) and approximately 0.01% due to investment income, offset by approximately (1.61)% due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the 2012 year-to-date increase of 2.36% for Class D, approximately 3.47% was due to trading gains (before commissions) and approximately 0.01% due to investment income, offset by approximately (1.12)% due to brokerage fees, advisory fees, general partner fees, offering costs and operating expenses borne by Class D.

An analysis of the 3.47% year-to-date trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	2.70%
Currencies	(0.66)
Interest Rates	(2.76)
Stock Indices	4.19
3.47%

2012 began on a positive note, providing much needed relief to market participants across most sectors. Improving global economic data, progress with the European sovereign debt crisis, and continued central bank support drove prices higher in many markets, with the notable exception of the U.S. Dollar. The Fund's models were well positioned for these moves, recording gains in all four sectors with fixed income and stock index futures leading the way. Rising global bond prices in the U.S., Europe and Japan drove returns; the interest rates sector gained over 1% for the Fund as yields continued to drop on further monetary easing. Long positions in U.S. and European equity indices were the major source of return in the stock index sector, adding approximately 1% to the Fund, as prices moved higher on positive global manufacturing data, improving sentiment in Europe, and the Fed’s pledge to keep interest rates low until 2014. The commodity sector traded flat recording gains on the Fund’s short position in natural gas offset by losses in industrial metals. The foreign exchange sector was profitable, driven by long positions in the commodity linked currencies of Australia and New Zealand.

February continued to exhibit a sense of global optimism that began 2012. Positive data in global economies and Central Bank support in China, Europe and Japan pushed equity prices and many commodities higher. Fixed income prices and the U.S. Dollar against the G10 currencies, with the notable exception of the Japanese Yen, fell as investors moved towards risk assets. The Fund profited in three of the four major sectors traded, experiencing losses in fixed income, with commodities, equity indices and foreign exchange driving gains. Rising petroleum prices were a major contributor to the Fund’s performance as tensions with Iran, stronger U.S. economic data, and a tightening global supply environment led to the rally in prices, adding almost 2% to the portfolio. Additional gains were recorded in equity indices from a net long position in stock index futures as the upward trend continued. Equity market gains were driven by continued improvement in manufacturing, employment and housing data, as well as friendly Central Bank policies and the approval of the second Greek bailout package. Other gains stemmed from currency trading, where the Japanese Yen was the major contributor. The Fund’s models quickly reacted to a changing trend in the Yen, a result of Japan’s trade balance ending 2011 in deficit territory for the first time in 30 years, and profited on the 6.5% loss in the currency’s value against the Dollar. A portion of these gains were offset by losses experienced in the fixed income sector as investors rotated out of the safety of government debt.

March ended an overall profitable first quarter of 2012 with a pullback in performance. The majority of losses stemmed from a mid-month reversal of the longstanding upward trend in fixed income prices. Additional losses in foreign exchange trading were more than offset by gains in the commodities and equity indices sectors. The diversity of markets held in the Fund helped to mitigate losses as the Fixed Income sector experienced particularly high volatility. Better-than-expected economic data and the U.S. FOMC raising their assessment of the U.S. economy reduced the market’s expectation of additional Fed support and caused a move away from safe haven assets. Fixed income prices tumbled across the curve and the Fund’s long position in the sector suffered. Concerns over demand for commodities also caused losses for the Fund as signs of a slowing economy in China caused the depreciation of the commodity-linked currencies of Australia and New Zealand. Gains in equity indices and energies offset some losses as the Fed reaffirmed its easy-money policy, sending stocks higher, and the existing upward trend in oil and downward trend in natural gas extended.

2011 (For the Three Months Ending March 31)

Of the 2011 year-to-date decrease of (4.57)% for Class A, approximately (3.03)% was due to trading losses (before commissions) and approximately (1.56)% was due to brokerage fees, advisory fees, selling agent fees, offering costs and operating expenses borne by Class A, offset by approximately 0.02% due to investment income.

Of the 2011 year-to-date decrease of (4.14)% for Class C, approximately (3.03)% was due to trading losses (before commissions) and approximately (1.13)% was due to brokerage fees, advisory fees, selling agent fees, offering costs and operating expenses borne by Class C, offset by approximately 0.02% due to investment income.

An analysis of the (3.03)% year-to-date trading loss by sector is as follows:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The Fund's risk exposure in the various market sectors traded is estimated in terms of Value at Risk ("VaR"). The Fund estimates VaR using a model based upon realized returns (with a confidence level of 97.5%) which involves constructing a distribution of actual daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks, including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors to which the portfolio is sensitive. The Fund's VaR at a one day 97.5% confidence level of the Fund's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 40 trading days or one day in 40. VaR typically does not represent the worst case outcome.

The Fund uses approximately one quarter of realized portfolio's returns to estimate volatility. Normal distribution assumption is then applied to the volatility to generate the return distribution. The VaR is the 2.5 percentile of this distribution.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2012 and December 31, 2011 and the trading gains/losses by market category for the three months ended March 31, 2012 and the year ended December 31, 2011.

March 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.69%	2.70%
Currencies	0.67%	(0.66)%
Interest Rates	1.37%	(2.76)%
Stock Indices	0.69%	4.19%

Aggregate/Total	1.78%	3.47%
*

— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Fund for the three months ended March 31, 2012.

Of the 2012 year-to-date increase of 1.79% for Class A, approximately 3.47% was due to trading gains (before commissions) and approximately 0.01% was due to investment income, offset by approximately (1.69)% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the 2012 year-to-date increase of 1.85% for Class B, approximately 3.47% was due to trading gains (before commissions) and approximately 0.01% was due to investment income, offset by approximately (1.63)% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B.

Of the 2012 year-to-date increase of 1.87% for Class C, approximately 3.47% was due to trading gains (before commissions) and approximately 0.01% due to investment income, offset by approximately (1.61)% due to brokerage fees, advisory fees, general partner fees, incentive fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the 2012 year-to-date increase of 2.36% for Class D, approximately 3.47% was due to trading gains (before commissions) and approximately 0.01% due to investment income, offset by approximately (1.12)% due to brokerage fees, advisory fees, general partner fees, offering costs and operating expenses borne by Class D.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2012, by market sector.

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

The following were the primary non-trading risk exposures of the Fund as of March 31, 2012.

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

Item 4. Controls and Procedures.

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

Item 4. Mine Safety Disclosures.

            Not applicable.

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

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text.

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

CAMPBELL GLOBAL TREND FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: May 15, 2012	By:	/s/ Stephen C. Roussin
Stephen C. Roussin
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text