Form 10-Q
period 2012-06-30
Campbell Global Trend Fund, L.P.
filed 2012-08-14
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-54311

CAMPBELL GLOBAL TREND FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	27-1412568
(State of Organization)	(IRS Employer Identification Number

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

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of June 30, 2012 and December 31, 2011 (Unaudited)	3-4

	Statements of Financial Condition as of June 30, 2012 and December 31, 2011 (Unaudited)	5

	Statements of Operations for theThree Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)	6

	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	8-10

	Financial Highlights for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)	11-14

	Notes to Financial Statements (Unaudited)	15-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-25

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	26-30

Item 4.	Controls and Procedures.	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	32

Item 4.	Mine Safety Disclosures.	32

Item 5.	Other Information.	32

Item 6.	Exhibits.	32

SIGNATURES		33

CAMPBELL GLOBAL TREND FUND, L.P. CONDENSED SCHEDULE OF INVESTMENTS JUNE 30, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
$1,000,000	U.S. Treasury Bill U.S. Treasury Bills* Due 09/27/2012	$999,780	5.09%
	(cost $999,780)
	Total Fixed Income Securities (cost $999,780)	$999,780	5.09%

LONG FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Agriculture	$54,990	0.28%
	Metals	$9,317	0.05%
	Stock indices	$40,888	0.21%
	Short-term interest rates	$(25,027)	(0.13)%
	Long-term interest rates	$(78,477)	(0.40)%
	Total long futures contracts	$1,691	0.01%

SHORT FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Agriculture	$(117,306)	(0.60)%
	Energy	$(128,714)	(0.65)%
	Metals	$(38,442)	(0.20)%
	Stock indices	$(106,373)	(0.54)%
	Total short futures contracts	$(390,835)	(1.99)%

	Total futures contracts	$(389,144)	(1.98)%

FORWARD CURRENCY CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Various long forward currency contracts	$189,535	0.96%
	Various short forward currency contracts	$(472,135)	(2.40)%
	Total forward currency contracts	$(282,600)	(1.44)%

*	Pledged as collateral for the trading of forwards positions.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. CONDENSED SCHEDULE OF INVESTMENTS DECEMBER 31, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
$650,000	U.S. Treasury Bill U.S. Treasury Bills* Due 02/02/2012	$650,000	3.61%
	(cost $650,000)
	Total Fixed Income Securities (cost $650,000)	$650,000	3.61%

LONG FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Energy	$(5,321)	(0.03)%
	Metals	$12,412	0.07%
	Stock indices	$58,715	0.33%
	Short-term interest rates	$25,957	0.14%
	Long-term interest rates	$350,495	1.95%
	Total long futures contracts	$442,258	2.46%

SHORT FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Agriculture	$(117,301)	(0.65)%
	Energy	$49,652	0.27%
	Metals	$89,729	0.50%
	Stock indices	$21,537	0.12%
	Short-term interest rates	$(475)	0.00%
	Total short futures contracts	$43,142	0.24%

	Total futures contracts	$485,400	2.70%

FORWARD CURRENCY CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Various long forward currency contracts	$6,402	0.04%
	Various short forward currency contracts	$448,857	2.49%
	Total forward currency contracts	$455,259	2.53%

*	Pledged as collateral for the trading of forwards positions.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF FINANCIAL CONDITION June 30, 2012 and December 31, 2011 (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Equity in futures broker trading accounts
Cash	$15,967,204	$14,218,326
Restricted cash	2,605,827	1,887,062
Net unrealized gain (loss) on open futures contracts	(389,144)	485,400
Total equity in futures broker trading accounts	18,183,887	16,590,788

Cash	830,804	377,929
Fixed income securities (cost $999,780 and $650,000, respectively)	999,780	650,000
Net unrealized gain (loss) on open forward currency contracts	(282,600)	455,259
Interest receivable	875	218
Prepaid expenses	0	8,430
Other assets	7,967	6,947
Total assets	$19,740,713	$18,089,571

LIABILITIES
Accounts payable	$33,237	$21,807
Advisory fee	32,525	29,812
General partner fee	0	14,905
Broker-dealer custodial fee	3,852	3,593
Sales fee	14,244	13,797
Accrued commissions and other trading fees on open contracts	2,948	2,107
Offering costs payable	8,131	7,453
Total liabilities	94,937	93,474

PARTNERS’ CAPITAL (Net Asset Value)

Class A Units - Redeemable
General Partner - 437.174 and 7,500.072 units outstanding at June 30, 2012 and December 31, 2011, respectively	484,599	8,223,979
Limited Partners - 7,550.787 and 326.005 units outstanding at June 30, 2012 and December 31, 2011, respectively	8,369,857	357,462

Class B Units - Redeemable
Limited Partners - 344.579 and 237.712 units outstanding at June 30, 2012 and December 31, 2011, respectively	328,621	224,041

Class C Units - Redeemable
General Partner - 423.574 and 7,500.072 units outstanding at June 30, 2012 and December 31, 2011, respectively	485,556	8,456,406
Limited Partners - 8,057.209 and 172.262 units outstanding at June 30, 2012 and December 31, 2011, respectively	9,236,235	194,224

Class D Units - Redeemable
Limited Partners - 755.303 and 562.483 units outstanding at June 30, 2012 and December 31, 2011, respectively	740,908	539,985
Total partners’ capital (Net Asset Value)	19,645,776	17,996,097

Total liabilities and partners’ capital (Net Asset Value)	$19,740,713	$18,089,571

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$1,546,376	$37,765	$2,279,847	$(156,874)
Change in unrealized	(899,722)	(465,113)	(874,544)	(615,509)
Brokerage commissions	(21,038)	(16,756)	(42,004)	(27,582)
Net gain (loss) from futures trading	625,616	(444,104)	1,363,299	(799,965)

Forward currency and options on forward
currency trading gains (losses)
Realized	(254,317)	575,640	102,639	746,994
Change in unrealized	(248,229)	180,199	(737,859)	(163,108)
Brokerage commissions	(1,524)	(618)	(2,325)	(1,099)
Net gain (loss) from forward currency and options on forward currency trading	(504,070)	755,221	(637,545)	582,787

Total net trading gain (loss)	121,546	311,117	725,754	(217,178)

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	4,348	1,422	5,863	5,572
Total investment income	4,348	1,422	5,863	5,572

Expenses
Advisory fee	99,742	85,834	194,698	169,989
General partner fee	0	42,918	47,479	84,996
Sales fee	47,020	39,392	92,604	77,000
Broker-dealer custodial fee	11,739	10,643	23,025	20,909
Performance fee	1,617	0	37,698	0
Operating expenses	25,190	21,432	48,218	40,341
Total expenses	185,308	200,219	443,722	393,235

Net investment income (loss)	(180,960)	(198,797)	(437,859)	(387,663)

NET INCOME (LOSS)	$(59,414)	$112,320	$287,895	$(604,841)

NET INCOME (LOSS) PER GENERAL PARTNER AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(5.72)	$5.13	$14.66	$(44.24)
Class B(1)	$(6.00)	$(67.93)	$9.77	$(67.93)
Class C	$(1.17)	$10.33	$19.43	$(34.98)
Class D(1)	$(2.96)	$(64.73)	$17.34	$(64.73)
INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL PARTNER AND LIMITED PARTNER UNIT
Class A	$(7.63)	$3.90	$11.96	$(47.27)
Class B(1)	$(6.26)	$(68.71)	$11.20	$(68.71)
Class C	$(2.25)	$9.04	$18.82	$(37.68)
Class D(1)	$(1.73)	$(65.41)	$20.94	$(65.41)
WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING DURING THE PERIOD
Class A	8,015.881	7,669.684	7,955.489	7,594.786
Class B(1)	301.023	5.000	269.367	5.000
Class C	8,303.249	7,552.894	8,103.701	7,540.255
Class D(1)	709.199	72.589	644.255	72.589

(1)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, the information shown is for the period May 1 through June 30, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF CASH FLOWS For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$287,895	$(604,841)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income	1,612,403	778,617
(Increase) decrease in restricted cash	(718,765)	(1,541,097)
(Increase) decrease in interest receivable	(657)	1,094
(Increase) decrease in prepaid expenses	8,430	(4,147)
(Increase) decrease in other assets	(1,020)	59,941
Increase (decrease) in accounts payable and accrued expenses	785	(214,098)
Purchases of investments in fixed income securities	(2,949,604)	0
Sales/maturities of investments in fixed income securities	2,599,824	0

Net cash from (for) operating activities	839,291	(1,524,531)

Cash flows from (for) financing activities
Addition of units	1,604,637	345,034
Redemption of units	(194,180)	0
Offering costs paid	(47,995)	(42,726)
Net cash from (for) financing activities	1,362,462	302,308

Net increase (decrease) in cash	2,201,753	(1,222,223)

Unrestricted Cash
Beginning of period	14,596,255	15,502,410

End of period	$16,798,008	$14,280,187

End of period cash consists of:
Cash in futures broker trading accounts	$15,967,204	$12,447,196
Cash	830,804	1,832,991

Total end of period cash	$16,798,008	$14,280,187

Supplemental Non-Cash Financing Activities
Non-Cash transfers of General Partner Class A and Class C units to a related Limited Partner	$15,941,083	$0

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Partners’ Capital - Class A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2012

Balances at December 31, 2011	7,500.072	$8,223,979	326.005	$357,462	7,826.077	$8,581,441

Net income (loss) for the six months ended
June 30, 2012		111,043		5,575		116,618
Additions	0.000	0	246.190	277,359	246.190	277,359
Transfers in	0.000	0	7,062.898	7,829,081	7,062.898	7,829,081
Transfers out	(7,062.898)	(7,829,081)	0.000	0	(7,062.898)	(7,829,081)
Redemptions	0.000	0	(84.306)	(98,322)	(84.306)	(98,322)
Offering costs		(21,342)		(1,298)		(22,640)
Balances at June 30, 2012	437.174	$484,599	7,550.787	$8,369,857	7,987.961	$8,854,456

Six Months Ended June 30, 2011

Balances at December 31, 2010	7,500.072	$8,390,835	13.975	$15,634	7,514.047	$8,406,469

Net income (loss) for the six months ended
June 30, 2011		(333,624)		(2,388)		(336,012)
Additions	0.000	0	161.465	175,014	161.465	175,014
Offering costs		(20,884)		(264)		(21,148)
Balances at June 30, 2011	7,500.072	$8,036,327	175.440	$187,996	7,675.512	$8,224,323

Net Asset Value per General and Limited Partners’ Unit - Class A

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010

$1,108.48	$1,096.52	$1,071.50	$1,118.77

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Partners’ Capital - Class C
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Six Months Ended June 30, 2012

Balances at December 31, 2011	7,500.072	$8,456,406	172.262	$194,224	7,672.334	$8,650,630

Net income (loss) for the six months ended
June 30, 2012		163,141		(5,668)		157,473
Additions	0.000	0	839.803	975,158	839.803	975,158
Transfers in	0.000	0	7,076.498	8,112,002	7,076.498	8,112,002
Transfers out	(7,076.498)	(8,112,002)	0.000	0	(7,076.498)	(8,112,002)
Redemptions	0.000	0	(31.354)	(37,708)	(31.354)	(37,708)
Offering costs		(21,989)		(1,773)		(23,762)
Balances at June 30, 2012	423.574	$485,556	8,057.209	$9,236,235	8,480.783	$9,721,791

Six Months Ended June 30, 2011

Balances at December 31, 2010	7,500.072	$8,464,858	23.212	$26,197	7,523.284	$8,491,055

Net income (loss) for the six months ended
June 30, 2011		(261,405)		(2,385)		(263,790)
Additions	0.000	0	44.350	50,002	44.350	50,002
Offering costs		(21,175)		(112)		(21,287)
Balances at June 30, 2011	7,500.072	$8,182,278	67.562	$73,702	7,567.634	$8,255,980

Net Asset Value per General and Limited Partners’ Unit - Class C

June 30, 2012	December 31, 2011	June 30, 2011	December 31, 2010

$1,146.33	$1,127.51	$1,090.96	$1,128.64

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Partners’ Capital - Class B(1)
	Limited Partners
	Units	Amount
Six Months Ended June 30, 2012

Balances at December 31, 2011	237.712	$224,041

Additions	106.867	102,606
Net income (loss) for the six months ended June 30, 2012		2,632
Offering costs		(658)
Balances at June 30, 2012	344.579	$328,621
Six Months Ended June 30, 2011

Balances at December 31, 2010	0.000	$0

Additions	5.000	5,000
Net income (loss) for the six months ended June 30, 2011		(340)
Offering costs		(4)
Balances at June 30, 2011	5.000	$4,656

Net Asset Value per Limited Partners' Unit - Class B

June 30, 2012	December 31, 2011	June 30, 2011	May 1, 2011

$953.69	$942.49	$931.29	$1,000.00

	Partners’ Capital - Class D(1)
	Limited Partners
	Units	Amount
Six Months Ended June 30, 2012

Balances at December 31, 2011	562.483	$539,985

Additions	250.666	249,514
Redemptions	(57.846)	(58,150)
Net income (loss) for the six months ended June 30, 2012		11,172
Offering costs		(1,613)
Balances at June 30, 2012	755.303	$740,908
Six Months Ended June 30, 2011

Balances at December 31, 2010	0.000	$0

Additions	117.979	115,018
Net income (loss) for the six months ended June 30, 2011		(4,699)
Offering costs		(57)
Balances at June 30, 2011	117.979	$110,262

Net Asset Value per Limited Partners' Unit - Class D

June 30, 2012	December 31, 2011	June 30, 2011	May 1, 2011

$980.94	$960.00	$934.59	$1,000.00

(1)	Class B Units and Class D Units commenced trading on May 1, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Class A
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,116.11	$1,067.60	$1,096.52	$1,118.77

Income (loss) from operations:
Total net trading gains (losses) (1)	7.22	20.79	44.34	(13.99)
Net investment income (loss)(1)	(13.42)	(15.50)	(29.53)	(30.50)

Total net income (loss) from operations	(6.20)	5.29	14.81	(44.49)

Offering costs (1)	(1.43)	(1.39)	(2.85)	(2.78)

Net asset value per unit at end of period	$1,108.48	$1,071.50	$1,108.48	$1,071.50

Total Return (3)	(0.68)%	0.37%	1.09%	(4.23)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.81%	5.67%	5.28%	5.55%
Performance fee (3)	0.01%	0.00%	0.01%	0.00%

Total expenses	4.82%	5.67%	5.29%	5.55%

Net investment income (loss)(2),(4)	(4.72)%	(5.64)%	(5.22)%	(5.49)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2012 and the period May 1, 2011 (commencement of trading) through June 30, 2011. This information has been derived from information presented in the unaudited financial statements.

	Class B
	Three Months Ended June 30,	Six Months Ended June 30,	Period May 1, 2011 (commencement of trading) through June 30,
	2012	2012	2011(5)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (6)	$959.95	$942.49	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	5.74	37.37	(58.82)
Net investment income (loss)(1)	(10.77)	(23.73)	(9.09)

Total net income (loss) from operations	(5.03)	13.64	(67.91)

Offering costs (1)	(1.23)	(2.44)	(0.80)

Net asset value per unit at end of period	$953.69	$953.69	$931.29

Total Return (3)	(0.65)%	1.19%	(6.87)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.48%	4.85%	5.68%
Performance fee (3)	0.00%	0.00%	0.00%

Total expenses	4.48%	4.85%	5.68%

Net investment income (loss)(2),(4)	(4.39)%	(4.79)%	(5.64)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Class C
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,148.58	$1,081.92	$1,127.51	$1,128.64

Income (loss) from operations:
Total net trading gains (losses) (1)	7.12	20.98	44.83	(14.22)
Net investment income (loss)(1)	(7.90)	(10.52)	(23.08)	(20.64)

Total net income (loss) from operations	(0.78)	10.46	21.75	(34.86)

Offering costs (1)	(1.47)	(1.42)	(2.93)	(2.82)

Net asset value per unit at end of period	$1,146.33	$1,090.96	$1,146.33	$1,090.96

Total Return (3)	(0.20)%	0.84%	1.67%	(3.34)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.78%	3.80%	3.25%	3.74%
Performance fee (3)	0.00%	0.00%	0.39%	0.00%

Total expenses	2.78%	3.80%	3.64%	3.74%

Net investment income (loss)(2),(4)	(2.69)%	(3.77)%	(3.19)%	(3.67)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2012 and the period May 1, 2011 (commencement of trading) through June 30, 2011. This information has been derived from information presented in the unaudited financial statements.

	Class D
	Three Months Ended June 30,	Six Months Ended June 30,	Period May 1, 2011 (commencement of trading) through June 30,
	2012	2012	2011(5)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (6)	$982.67	$960.00	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	5.92	38.20	(58.89)
Net investment income (loss)(1)	(6.39)	(14.76)	(5.73)

Total net income (loss) from operations	(0.47)	23.44	(64.62)

Offering costs (1)	(1.26)	(2.50)	(0.79)

Net asset value per unit at end of period	$980.94	$980.94	$934.59

Total Return (3)	(0.18)%	2.18%	(6.54)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.50%	2.90%	3.51%
Performance fee (3)	0.03%	0.03%	0.00%

Total expenses	2.53%	2.93%	3.51%

Net investment income (loss)(2),(4)	(2.41)%	(2.84)%	(3.55)%

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

CAMPBELL GLOBAL TREND FUND, L.P. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2012 (Unaudited)

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

The Global Trend Fund seeks appreciation through trading a diversified portfolio of global futures and currencies pursuant to both traditional trend following and factor based trend following models.The Fund consists of five classes of limited partnership Units: Class A Units, Class B Units, Class C Units, Class D Units and Class E Units. Only Class A Units, Class B Units, Class C Units and Class D Units will be offered. Class E Units are not being offered for sale but will be issued in exchange for Class A Units, Class B Units, Class C Units and Class D Units in certain circumstances.

The Fund was initially comprised of two series - the Global Trend Series (USD) and the Global Trend Series (GLD).  On April 6, 2010, the Fund was seeded with $1,000 each in Class A (USD), Class B (USD), Class C (USD), Class D (USD), Class A (GLD) and Class B (GLD).  These amounts were redeemed before the Fund began trading on June 1, 2010.  The Global Trend Series (GLD) did not commence trading.  On March 18, 2011, the Fund filed a registration statement with the Securities and Exchange Commission (the "SEC") to merge the Global Trend Series (GLD) into the Global Trend Series (USD).  The registration became effective on May 2, 2011.

  B.  Regulation

As a registrant with the SEC, the Fund is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants (the "futures brokers") and interbank market makers through which the Fund trades.

  C.  Method of Reporting

The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which may require the use of certain estimates made by the Fund's management. Actual results may differ from these estimates.

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on by the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

For purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of outstanding units.

  D.  Fair Value

The Fund adopted the provisions of ASC 820, Fair Value Measurements and Disclosure ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of June 30, 2012 and December 31, 2011 and the periods ended June 30, 2012 and 2011, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

	Fair Value at June 30, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$ 0	$999,780	$ 0	$999,780
Other Financial Instruments
Exchange-traded futures contracts	(389,144)	0	0	(389,144)
Forward currency contracts	0	(282,600)	0	(282,600)
Total	$(389,144)	$717,180	$ 0	$328,036

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$ 0	$650,000	$ 0	$650,000
Other Financial Instruments
Exchange-traded futures contracts	485,400	0	0	485,400
Forward currency contracts	0	455,259	0	455,259
Total	$485,400	$1,105,259	$ 0	$1,590,659

There were no transfers to or from Level 1 to Level 2 for the period ended June 30, 2012 and the year ended December 31, 2011.

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

If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. At June 30, 2012 and December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $650,619 and $650,763, respectively.

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

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

  I.  Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS  ("ASU 2011-04"), to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  ASU 2011-04 explains how to measure fair value.  It does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  As of January 1, 2012, the Fund adopted the provisions of ASU 2011-04.  The adoption of ASU 2011-04 did not have a material impact on the Fund's financial statement disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that are subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. The amendments in ASU No. 2011-11 are effective for interim and annual periods beginning on or after January 1, 2013, and an entity should provide the disclosures required by the amendments retrospectively for all comparable periods presented. The Fund is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

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

Each Class of Units pays a monthly advisory fee of 1/12 of 2% (2% annualized) of such Class’ month-end net assets to Campbell & Company. Prior to April 1, 2012, each Class of Units paid a monthly general partner fee of 1/12 of 1% (1% annualized) of such Class' month-end net assets to Campbell & Company. Effective April 1, 2012, the Agreement of Limited Partnership between the Fund and Campbell & Company was amended to remove the 1% general partner fee.

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

 Note 5.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of June 30, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Fund typically earns interest income on its assets deposited with RBS.

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

 Note 7.  OPERATING EXPENSES

Operating expenses for each Class of Units in the Fund are restricted by the Amended Agreement of Limited Partnership to 0.50% per annum of the average month-end net asset value (as defined) of each Class of Units. Any operating expense which exceeds the 0.50% expense cap will be reimbursed by Campbell & Company. Actual operating expenses exceeded the cap for the year ended December 31, 2011 by $1,817 and is included in other assets on the Statements of Financial Condition as of December 31, 2011.  As of June 30, 2012, Campbell & Company has reimbursed the Fund for the operating expenses which exceeded the cap for the year ended December 31, 2011. For the period ended June 30, 2012, operating expenses exceeded a pro rata amount of the cap by $743 and is included in other assets on the Statements of Financial Condition.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Note 8.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.

On June 30, 2012 the general partner transferred $15,941,083 of Class A and Class C units to a related limited partner.

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

Redemption fees paid to Campbell & Company apply to Class A Units and Class B Units through the first twelve month-ends following purchase as follows: 1.833% of net asset value per redeemed Unit through the second month-end, 1.666% of net asset value per redeemed Unit through the third month-end, 1.500% of net asset value per redeemed Unit through the fourth month-end, 1.333% of net asset value per redeemed Unit through the fifth month-end, 1.167% of net asset value per redeemed Unit through the sixth month-end, 1.000% of net asset value per redeemed Unit through the seventh month-end, 0.833% of net asset value per redeemed Unit through the eighth month-end, 0.667% of net asset value per redeemed Unit through the ninth month-end, 0.500% of net asset value per redeemed Unit through the tenth month-end, 0.333% of net asset value per redeemed Unit through the eleventh month-end, and 0.167% of net asset value per redeemed Unit through the twelfth month-end. The month-end as of which the Unit is purchased is counted as the first month-end. After the twelfth month-end following purchase of a Class A Unit or Class B Unit, no redemption fees apply.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures broker to segregate all customer transactions and assets from such futures broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a futures broker are considered commingled with all other customer funds subject to the futures broker's segregation requirements. In the event of a futures broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with the interbank market maker at June 30, 2012 and December 31, 2011 was $601,723 and $139,944, respectively, which equals  3% and 1% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the futures broker and interbank market maker at June 30, 2012 and December 31, 2011 was restricted cash for margin requirements of $2,605,827 and $1,887,062 respectively, which equals 13% and 10% of Net Asset Value respectively.

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

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. See Note 1. C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives. See Note 1. D. for an explanation of fair value and disclosure of the Fund's investments accounted for at fair value.

The Fund adopted the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 provides enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity's financial position, financial performance and cash flows.

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of June 30, 2012 and December 31, 2011 is as follows:

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at June 30, 2012 Fair Value	Liability Derivatives at June 30, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$57,982	$(120,298)	$(62,316)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	120	(128,834)	(128,714)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	50,538	(79,663)	(29,125)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	43,341	(108,826)	(65,485)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	12,296	(37,323)	(25,027)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	26,234	(104,711)	(78,477)
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	341,935	(624,535)	(282,600)
Totals		$532,446	$(1,204,190)	$(671,744)
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$28,306	$(145,607)	$(117,301)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	57,909	(13,578)	44,331
Metal Contracts	Net unrealized gain (loss) on open futures contracts	125,387	(23,246)	102,141
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	84,653	(4,401)	80,252
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	40,646	(15,164)	25,482
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	357,701	(7,206)	350,495
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	705,298	(250,039)	455,259
Totals		$1,399,900	$(459,241)	$940,659
* Derivatives not designated as hedging instruments under ASC 815

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and six months ended June 30, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended June 30, 2012	Trading Gains / (Losses) for the Three Months Ended June 30, 2011
Agriculture Contracts	$178,952	$(207,915)
Energy Contracts	(621,021)	(327,067)
Metal Contracts	132,138	(179,072)
Stock Indices Contracts	(821,413)	(304,910)
Short-Term Interest Rate Contracts	269,566	109,801
Long-Term Interest Rate Contracts	1,524,131	481,664
Forward Currency Contracts	(502,546)	755,839
Total	$159,807	$328,340

Type of Instrument	Trading Gains / (Losses) for the Six Months Ended June 30, 2012	Trading Gains / (Losses) for the Six Months Ended June 30, 2011
Agriculture Contracts	$327,526	$(177,941)
Energy Contracts	105,665	74,585
Metal Contracts	(220,329)	(267,506)
Stock Indices Contracts	(37,701)	(658,766)
Short-Term Interest Rate Contracts	416,059	(44,729)
Long-Term Interest Rate Contracts	825,763	306,377
Forward Currency Contracts	(635,220)	583,886
Total	$781,763	$(184,094)

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended June 30, 2012	Trading Gains / (Losses) for the Three Months Ended June 30, 2011
Futures trading gains (losses):
Realized **	$1,562,075	$37,614
Change in unrealized	(899,722)	(465,113)
Forward currency trading gains (losses):
Realized	(254,317)	575,640
Change in unrealized	(248,229)	180,199
Total	$159,807	$328,340
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2012 (Unaudited)

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Six Months Ended June 30, 2012	Trading Gains / (Losses) for the Six Months Ended June 30, 2011
Futures trading gains (losses):
Realized **	$2,291,527	$(152,471)
Change in unrealized	(874,544)	(615,509)
Forward currency trading gains (losses):
Realized	102,639	746,994
Change in unrealized	(737,859)	(163,108)
Total	$781,763	$(184,094)
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended June 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 1,900 and 1,360 respectively, and the monthly average of notional value of forward currency contracts was $123,200,000 and $46,500,000 respectively.

For the six months ended June 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 1,900 and 1,140 respectively, and the monthly average of notional value of forward currency contracts was $95,300,000 and $48,900,000 respectively.

Open contracts generally mature within twelve months; as of June 30, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is September 2012. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

Campbell & Company has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. Campbell & Company's basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%. Campbell & Company's attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. Campbell & Company applies risk management policies to its trading which generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, Campbell & Company follows diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as reducing position sizes dynamically in response to trading losses. Campbell & Company controls the risk of the Trust's non-trading fixed income instruments by limiting the duration of such instruments and requiring a minimum credit quality of the issuers of those instruments.

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

 Note 11.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of June 30, 2012 and December 31, 2011, the statements of operations and financial highlights for the three months and six months ended June 30, 2012 and 2011, and the statements of cash flows and changes in Partners' capital (Net Asset Value) for the six months ended June 30, 2012 and 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2012, and the results of operations and financial highlights for the three months and six months ended June 30, 2012 and 2011, and cash flows and changes in Partners' capital (Net Asset Value) for the six months ended June 30, 2012 and 2011.

 Note 12.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. There are no subsequent events to record or disclose in the financial statements.

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
As of June 30, 2012, the aggregate capitalization of the Fund was $19,645,776 with Class A, Class B, Class C, and Class D comprising $8,854,456, $328,621, $9,721,791, and $740,908, respectively, of the total. The Net Asset Value per Unit was $1,108.48 for Class A, $953.69 for Class B, $1,146.33 for Class C, and $980.94 for Class D. No units have been issued for Class E.

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

The Fund will record all investments at fair value in its financial statements, with changes in fair value reported as a component of change in unrealized trading gains (losses) in the Statements of Operations. Generally, fair values are based on market prices; however, in certain circumstances, estimates are involved in determining fair value in the absence of an active market closing price (e.g. forward contracts which are traded in the inter-bank market).

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

Results of Operations

The returns for the six months ending June 30, 2012 for Class A, Class B, Class C and Class D were 1.09%, 1.19%, 1.67% and 2.18%, respectively. The returns for the six months ending June 30, 2011 for Class A, Class B, Class C and Class D were (4.23)% , (6.87)%, (3.34)% and (6.54)%, respectively. During the six months ended June 30, 2012 and 2011, the Fund accrued advisory and general partner fees in the amount of $242,177 and $254,985 respectively, and paid advisory and general partner fees in the amount of $254,369 and $256,364, respectively. Performance fees were accrued in the amount of $37,698 and $0, respectively, and paid performance fees in the amount of $37,698 and $0, respectively.

2012 (For the Six Months Ending June 30)

Of the 2012 year-to-date increase of 1.09% for Class A, approximately 4.13% was due to trading gains (before commissions) and approximately 0.03% due to investment income, offset by approximately 3.07% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the 2012 year-to-date increase of 1.19% for Class B, approximately 4.13% was due to trading gains (before commissions) and approximately 0.03% due to investment income, offset by approximately 2.97% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B.

Of the 2012 year-to-date increase of 1.67% for Class C, approximately 4.13% was due to trading gains (before commissions) and approximately 0.03% due to investment income, offset by approximately 2.49% due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the 2012 year-to-date increase of 2.18% for Class D, approximately 4.13% was due to trading gains (before commissions) and approximately 0.03% due to investment income, offset by approximately 1.98% due to brokerage fees, advisory fees, general partner fees, offering costs and operating expenses borne by Class D.

An analysis of the 4.13% year-to-date trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	1.17%
Currencies	(3.28)
Interest Rates	6.19
Stock Indices	0.05
4.13%

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

A profitable April began the second quarter of 2012 with gains coming from the Fixed Income sector.  The other three sectors, commodities, foreign exchange, and stock indices, detracted from the Fund’s performance.  Markets continue to exhibit high volatility and a high sensitivity to headlines in the news, creating both challenges and opportunities for participants. Softer economic data, increased expectations of action from central banks, and continued uncertainty in Europe pushed fixed income markets higher in April, leading gains in the Fund’s portfolio.  A portion of these gains were offset by losses experienced in the equity markets from long positions in global stock index futures.  Additional losses were recorded in the commodity markets from the Fund’s long positions in the energy markets as petroleum prices consolidated through the month of April with gasoline underperforming the complex.  The price action in energies revealed a pause in the geopolitical fears that have gripped the markets for much of the year as well as a pause in the excitement over the better than expected economic performance in the United States through Q1.  Losses were also experienced in the foreign exchange markets from the Fund’s short positions in the Japanese Yen.  The value of the Yen strengthened by almost 3% as the Bank of Japan, which was under pressure to deliver more easing at the end of the month, and broadly disappointed the markets.

The Fund’s strategies recorded gains in three of four sectors traded in May. Continued problems in Europe and signs of a slowing global economy helped push safe haven asset prices higher and caused risk assets to fall. The fixed income, foreign exchange, and commodity sectors were profitable for the Fund while the equity indices sector detracted from performance. The primary source of returns in May came from the fixed income sector. Weaker economic numbers and persisting uncertainty across the euro zone drove many fixed income yields to record lows, negative in some cases, and benefited the Fund’s long position in global government bond futures. Increased safe haven demand produced additional gains in the foreign exchange sector from the Fund’s long positions in the U.S. Dollar, particularly vs. the Euro currency. The U.S. Dollar reached its highest level since September 2010 with the Dollar Index (DXY) up over 5% on the month. Ongoing efforts by the Bank of Japan and the Swiss National Bank to limit their currency’s strength helped bolster the appeal of the Dollar. Smaller gains were recorded in the commodity markets from the Fund’s short positions in cotton as the soft commodity sold-off all month and ended the month down 21.5% on increasing global supply and falling demand in China. Additional gains in the commodity markets came from short positions in base and precious metals. A portion of these gains was offset by losses in the equity markets from positions in U.S. and global stock index futures as the markets sold off aggressively on the back of concerns about a possible Greek exit from the European Union, Spain’s struggle to recapitalize its’ banks, and softer global economic data.

The Fund experienced losses in all sectors during the month of June, ending the quarter relatively flat on a gross basis. Global market moves caused by unexpected policy responses from the E.U. summit on the final day of the month reversed gains in profitable sectors and exacerbated losses in unprofitable sectors. Foreign exchange markets led losses in June from a long position in the U.S. Dollar, particularly against the Euro. The Euro rallied into month-end on market optimism from the E.U. summit after European leaders agreed to recapitalize banks directly from the bailout fund and to remove ESM seniority for Spain. These developments, combined with the formation of a government in Greece, caused a decline in safe haven asset prices and recorded losses in the Fund’s long global government bond and short European stock index positions. In the commodity markets, natural gas prices increased on warmer-than-normal weather, low storage injection numbers from the EIA, and a tropical storm in the Gulf, leading to losses from the Fund’s short position. The rally in coffee prices on supply concerns out of Brazil also led to losses from the Fund’s short position in the soft commodity.

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

Of the period from May 1, 2011 (commencement of trading) through June 30, 2011 decrease of (6.54)% for Class D, approximately (5.91)% was due to trading losses (before commissions) and approximately (0.64)% was due to brokerage fees, management fees, selling agent fees, offering costs and operating expenses borne by Class D, offset by approximately 0.01% due to investment income

An analysis of the (1.06)% year-to-date trading loss by sector is as follows:

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2012 and December 31, 2011 and the trading gains/losses by market category for the six months ended June 30, 2012 and the year ended December 31, 2011.

June 30, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.78%	1.17%
Currencies	0.68%	(3.28)%
Interest Rates	1.00%	6.19%
Stock Indices	0.72%	0.05%

Aggregate/Total	1.89%	4.13%
*

— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Fund for the six months ended June 30, 2012.

Of the 2012 year-to-date increase of 1.09% for Class A, approximately 4.13% was due to trading gains (before commissions) and approximately 0.03% was due to investment income, offset by approximately 3.07% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the 2012 year-to-date increase of 1.19% for Class B, approximately 4.13% was due to trading gains (before commissions) and approximately 0.03% was due to investment income, offset by approximately 2.97% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B.

Of the 2012 year-to-date increase of 1.67% for Class C, approximately 4.13% was due to trading gains (before commissions) and approximately 0.03% due to investment income, offset by approximately 2.49% due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the 2012 year-to-date increase of 2.18% for Class D, approximately 4.13% was due to trading gains (before commissions) and approximately 0.03% due to investment income, offset by approximately 1.98% due to brokerage fees, advisory fees, general partner fees, offering costs and operating expenses borne by Class D.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2012, by market sector.

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

Interest Rates
Interest rate movements directly affect the price of the sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. Campbell & Company anticipates that G-7 interest rates will remain the primary rate exposure of the Fund for the foreseeable future. Changes in the interest rate environment will have the most impact on longer dated fixed income positions at points of time throughout the year. The majority of the speculative positions held by the Fund may be held in medium to long-term fixed income positions.

Stock Indices

The Fund’s primary equity exposure is to equity price risk in the G-7 countries and several other countries or regions (Australia, Hong Kong, Spain, Taiwan and the Netherlands). The stock index futures traded by the Fund are by law limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Markets that trade in a narrow range could result in the Fund’s positions being “whipsawed” into numerous small losses.

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

The following were the primary non-trading risk exposures of the Fund as of June 30, 2012.

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

CAMPBELL GLOBAL TREND FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: August 14, 2012	By:	/s/ Stephen C. Roussin
Stephen C. Roussin
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of Stephen C. Roussin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text