Form 10-Q
period 2012-09-30
Campbell Global Trend Fund, L.P.
filed 2012-11-14
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File number: 000-54311

CAMPBELL GLOBAL TREND FUND, L.P.
(Exact name of Registrant as specified in charter)

Delaware	27-1412568
(State of Organization)	(IRS Employer Identification Number

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

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 (Unaudited)	3-4

	Statements of Financial Condition as of September 30, 2012 and December 31, 2011 (Unaudited)	5

	Statements of Operations for theThree Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	6

	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	7

	Statements of Changes in Partners’ Capital (Net Asset Value) for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	8-10

	Financial Highlights for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	11-14

	Notes to Financial Statements (Unaudited)	15-20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21-27

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	28-32

Item 4.	Controls and Procedures.	33

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.	34

Item 1A.	Risk Factors.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Upon Senior Securities.	34

Item 4.	Mine Safety Disclosures.	34

Item 5.	Other Information.	34

Item 6.	Exhibits.	34

SIGNATURES		35

CAMPBELL GLOBAL TREND FUND, L.P. CONDENSED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2012 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Commercial Paper
	United States
$1,350,000	Consumer Discretionary Hasbro, Inc. Due 10/01/2012	$1,349,959	6.62%
$1,350,000	Consumer Staples The Kroger Co. Due 10/01/2012	$1,349,959	6.62%
	Energy	$1,974,289	9.68%
	Financials	$1,952,410	9.57%
$1,350,000	Health Care UnitedHealth Group Inc. Due 10/1/2012	$1,349,959	6.62%
	Materials	$649,870	3.19%
	Utilities	$1,036,928	5.09%
	Total Commercial Paper (cost $9,663,783)	$9,663,374	47.39%

	Corporate Bonds
	United States
	Financials	$3,820,383	18.73%
	(cost $3,820,809)

	Government And Agency Obligations
	United States
$1,100,000	U.S. Treasury Bill U.S. Treasury Bill * Due 12/27/2012	$1,099,747	5.39%
	(cost $1,099,747)
	Total Fixed Income Securities (cost $14,584,339)	$14,583,504	71.51%

LONG FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(27,388)	(0.13)%
Energy	$56,555	0.28%
Metals	$283,136	1.39%
Stock indices	$(249,284)	(1.22)%
Short-term interest rates	$106,403	0.52%
Long-term interest rates	$250,880	1.23%
Net long futures contracts	$420,302	2.07%

SHORT FUTURES CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Agriculture	$(5,344)	(0.03)%
Energy	$(4,760)	(0.02)%
Metals	$(254,153)	(1.25)%
Net short futures contracts	$(264,257)	(1.30)%

Net unrealized gain (loss) on open futures contracts	$156,045	0.77%

FORWARD CURRENCY CONTRACTS
Description	Fair Value ($)	% of Net Asset Value
Various long forward currency contracts	$353,220	1.73%
Various short forward currency contracts	$(257,335)	(1.26)%
Net unrealized gain (loss) on open forward currency contracts	$95,885	0.47%

*	Pledged as collateral for the trading of forwards positions.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. CONDENSED SCHEDULE OF INVESTMENTS DECEMBER 31, 2011 (Unaudited)

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Value ($)	% of Net Asset Value
	Government And Agency Obligations
	United States
$650,000	U.S. Treasury Bill U.S. Treasury Bills* Due 02/02/2012	$650,000	3.61%
	(cost $650,000)
	Total Fixed Income Securities (cost $650,000)	$650,000	3.61%

LONG FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Energy	$(5,321)	(0.03)%
	Metals	$12,412	0.07%
	Stock indices	$58,715	0.33%
	Short-term interest rates	$25,957	0.14%
	Long-term interest rates	$350,495	1.95%
	Net long futures contracts	$442,258	2.46%

SHORT FUTURES CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Agriculture	$(117,301)	(0.65)%
	Energy	$49,652	0.27%
	Metals	$89,729	0.50%
	Stock indices	$21,537	0.12%
	Short-term interest rates	$(475)	0.00%
	Net short futures contracts	$43,142	0.24%

	Net unrealized gain (loss) on open futures contracts	$485,400	2.70%

FORWARD CURRENCY CONTRACTS
	Description	Fair Value ($)	% of Net Asset Value
	Various long forward currency contracts	$6,402	0.04%
	Various short forward currency contracts	$448,857	2.49%
	Net unrealized gain (loss) on open forward currency contracts	$455,259	2.53%

*	Pledged as collateral for the trading of forwards positions.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF FINANCIAL CONDITION September 30, 2012 and December 31, 2011 (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Equity in futures broker trading accounts
Cash	$1,808,153	$14,218,326
Restricted cash	3,095,254	1,887,062
Net unrealized gain (loss) on open futures contracts	156,045	485,400
Total equity in futures broker trading accounts	5,059,452	16,590,788

Cash	693,399	377,929
Restricted cash deposits with forwards broker	5,372	0
Fixed income securities (cost $14,584,339 and $650,000, respectively)	14,583,504	650,000
Net unrealized gain (loss) on open forward currency contracts	95,885	455,259
Interest receivable	24,528	218
Prepaid expenses	19,118	8,430
Other assets	11,617	6,947
Total assets	$20,492,875	$18,089,571

LIABILITIES
Accounts payable	$35,629	$21,807
Advisory fee	33,418	29,812
General partner fee	0	14,905
Broker-dealer custodial fee	3,930	3,593
Sales fee	14,288	13,797
Accrued commissions and other trading fees on open contracts	3,975	2,107
Offering costs payable	8,354	7,453
Total liabilities	99,594	93,474

PARTNERS' CAPITAL (Net Asset Value)

Class A Units - Redeemable
General Partner - 437.174 and 7,500.072 units outstanding at September 30, 2012 and December 31, 2011, respectively	482,596	8,223,979
Limited Partners - 7,722.602 and 326.005 units outstanding at September 30, 2012 and December 31, 2011, respectively	8,524,972	357,462

Class B Units - Redeemable
Limited Partners - 730.950 and 237.712 units outstanding at September 30, 2012 and December 31, 2011, respectively	694,658	224,041

Class C Units - Redeemable
General Partner - 423.574 and 7,500.072 units outstanding at September 30, 2012 and December 31, 2011, respectively	485,937	8,456,406
Limited Partners - 8,255.300 and 172.262 units outstanding at September 30, 2012 and December 31, 2011, respectively	9,470,761	194,224

Class D Units - Redeemable
Limited Partners - 747.536 and 562.483 units outstanding at September 30, 2012 and December 31, 2011, respectively	734,357	539,985
Total partners’ capital (Net Asset Value)	20,393,281	17,996,097

Total liabilities and partners’ capital (Net Asset Value)	$20,492,875	$18,089,571

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF OPERATIONS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$(164,890)	$1,290,783	$2,114,957	$1,133,909
Change in unrealized	545,189	327,529	(329,355)	(287,980)
Brokerage commissions	(23,265)	(15,590)	(65,269)	(43,172)
Net gain (loss) from futures trading	357,034	1,602,722	1,720,333	802,757

Forward currency and options on forward
currency trading gains (losses)
Realized	(565,575)	70,289	(462,936)	817,283
Change in unrealized	378,485	(905,637)	(359,374)	(1,068,745)
Brokerage commissions	(1,260)	(1,119)	(3,585)	(2,218)
Net gain (loss) from forward currency and options on forward currency trading	(188,350)	(836,467)	(825,895)	(253,680)

Total net trading gain (loss)	168,684	766,255	894,438	549,077

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	11,294	2,550	17,157	8,122
Change in unrealized gain (loss) on fixed income securities	(835)	0	(835)	0
Total investment income	10,459	2,550	16,322	8,122

Expenses
Advisory fee	101,240	92,085	295,938	262,074
General partner fee	0	46,042	47,479	131,038
Sales fee	46,919	44,808	139,523	121,808
Broker-dealer custodial fee	11,858	11,171	34,883	32,080
Performance fee	167	2,941	37,865	2,941
Operating expenses	28,480	15,949	76,698	56,290
Total expenses	188,664	212,996	632,386	606,231

Net investment income (loss)	(178,205)	(210,446)	(616,064)	(598,109)

NET INCOME (LOSS)	$(9,521)	$555,809	$278,374	$(49,032)

NET INCOME (LOSS) PER GENERAL PARTNER AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(3.32)	$34.36	$11.28	$(9.37)
Class B(1)	$(8.83)	$(148.26)	$(3.03)	$(242.15)
Class C	$2.04	$41.12	$21.20	$6.30
Class D(1)	$4.45	$(53.88)	$21.41	$(102.21)
INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL PARTNER AND LIMITED PARTNER UNIT
Class A	$(4.58)	$33.66	$7.38	$(13.61)
Class B(1)	$(3.34)	$18.46	$7.86	$(50.25)
Class C	$0.90	$39.77	$19.72	$2.09
Class D(1)	$1.43	$27.56	$22.37	$(37.85)
WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING DURING THE PERIOD
Class A	8,018.241	7,699.393	7,976.406	7,629.655
Class B(1)	406.406	49.169	315.047	31.501
Class C	8,540.528	7,571.767	8,249.310	7,550.759
Class D(1)	734.120	236.993	674.210	171.231

(1)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, the information shown is for the period May 1 through September 30, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF CASH FLOWS For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from (for) operating activities
Net income (loss)	$278,374	$(49,032)
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income securities	689,564	1,356,725
(Increase) decrease in restricted cash	(1,213,564)	(1,314,365)
(Increase) decrease in interest receivable	(24,310)	1,322
(Increase) decrease in prepaid expenses	(10,688)	(13,060)
(Increase) decrease in other assets	(4,670)	57,938
Increase (decrease) in accounts payable and accrued expenses	5,219	(205,593)
Purchases of investments in fixed income securities	(194,627,982)	0
Sales/maturities of investments in fixed income securities	180,693,643	0

Net cash from (for) operating activities	(14,214,414)	(166,065)

Cash flows from (for) financing activities
Addition of units	2,455,870	884,668
Redemption of units	(263,076)	0
Offering costs paid	(73,083)	(65,338)
Net cash from (for) financing activities	2,119,711	819,330

Net increase (decrease) in cash	(12,094,703)	653,265

Unrestricted Cash
Beginning of period	14,596,255	15,502,410

End of period	$2,501,552	$16,155,675

End of period cash consists of:
Cash in futures broker trading accounts	$1,808,153	$14,855,942
Cash	693,399	1,299,733

Total end of period cash	$2,501,552	$16,155,675

Supplemental Non-Cash Financing Activities
Non-Cash transfers of General Partner Class A and Class C units to a related Limited Partner	$15,941,083	$0

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Partners’ Capital - Class A
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2012

Balances at December 31, 2011	7,500.072	$8,223,979	326.005	$357,462	7,826.077	$8,581,441

Net income (loss) for the nine months ended
September 30, 2012		109,659		(19,659)		90,000
Additions	0.000	0	418.005	468,450	418.005	468,450
Transfers in	0.000	0	7,062.898	7,829,081	7,062.898	7,829,081
Transfers out	(7,062.898)	(7,829,081)	0.000	0	(7,062.898)	(7,829,081)
Redemptions	(0.000)	0	(84.306)	(98,322)	(84.306)	(98,322)
Offering costs		(21,961)		(12,040)		(34,001)
Balances at September 30, 2012	437.174	$482,596	7,722.602	$8,524,972	8,159.776	$9,007,568

Nine Months Ended September 30, 2011

Balances at December 31, 2010	7,500.072	$8,390,835	13.975	$15,634	7,514.047	$8,406,469

Net income (loss) for the nine months ended
September 30, 2011		(70,151)		(1,336)		(71,487)
Additions	0.000	0	224.666	250,018	224.666	250,018
Offering costs		(31,906)		(555)		(32,461)
Balances at September 30, 2011	7,500.072	$8,288,778	238.641	$263,761	7,738.713	$8,552,539

Net Asset Value per General and Limited Partners’ Unit - Class A

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010

$1,103.90	$1,096.52	$1,105.16	$1,118.77

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Partners’ Capital - Class C
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Nine Months Ended September 30, 2012

Balances at December 31, 2011	7,500.072	$8,456,406	172.262	$194,224	7,672.334	$8,650,630

Net income (loss) for the nine months ended
September 30, 2012		164,144		10,749		174,893
Additions	0.000	0	1,037.894	1,205,179	1,037.894	1,205,179
Transfers in	0.000	0	7,076.498	8,112,002	7,076.498	8,112,002
Transfers out	(7,076.498)	(8,112,002)	0.000	0	(7,076.498)	(8,112,002)
Redemptions	(0.000)	0	(31.354)	(37,708)	(31.354)	(37,708)
Offering costs		(22,611)		(13,685)		(36,296)
Balances at September 30, 2012	423.574	$485,937	8,255.300	$9,470,761	8,678.874	$9,956,698

Nine Months Ended September 30, 2011

Balances at December 31, 2010	7,500.072	$8,464,858	23.212	$26,197	7,523.284	$8,491,055

Net income (loss) for the nine months ended
September 30, 2011		48,113		(563)		47,550
Additions	0.000	0	96.548	110,004	96.548	110,004
Offering costs		(32,415)		(220)		(32,635)
Balances at September 30, 2011	7,500.072	$8,480,556	119.760	$135,418	7,619.832	$8,615,974

Net Asset Value per General and Limited Partners’ Unit - Class C

September 30, 2012	December 31, 2011	September 30, 2011	December 31, 2010

$1,147.23	$1,127.51	$1,130.73	$1,128.64

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE) For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Partners’ Capital - Class B(1)
	Limited Partners
	Units	Amount
Nine Months Ended September 30, 2012

Balances at December 31, 2011	237.712	$224,041

Net income (loss) for the nine months ended September 30, 2012		(956)
Additions	493.238	472,724
Offering costs		(1,151)
Balances at September 30, 2012	730.950	$694,658
Nine Months Ended September 30, 2011

Balances at December 31, 2010	0.000	$0

Additions	102.465	105,008
Net income (loss) for the nine months ended September 30, 2011		(7,628)
Offering costs		(64)
Balances at September 30, 2011	102.465	$97,316

Net Asset Value per Limited Partners' Unit - Class B

September 30, 2012	December 31, 2011	September 30, 2011	May 1, 2011

$950.35	$942.49	$949.75	$1,000.00

	Partners’ Capital - Class D(1)
	Limited Partners
	Units	Amount
Nine Months Ended September 30, 2012

Balances at December 31, 2011	562.483	$539,985

Net income (loss) for the nine months ended September 30, 2012		14,437
Additions	311.430	309,517
Redemptions	(126.377)	(127,046)
Offering costs		(2,536)
Balances at September 30, 2012	747.536	$734,357
Nine Months Ended September 30, 2011

Balances at December 31, 2010	0.000	$0

Additions	417.623	419,638
Net income (loss) for the nine months ended September 30, 2011		(17,467)
Offering costs		(357)
Balances at September 30, 2011	417.623	$401,814

Net Asset Value per Limited Partners' Unit - Class D

September 30, 2012	December 31, 2011	September 30, 2011	May 1, 2011

$982.37	$960.00	$962.15	$1,000.00

(1)	Class B Units and Class D Units commenced trading on May 1, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Class A
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,108.48	$1,071.50	$1,096.52	$1,118.77

Income (loss) from operations:
Total net trading gains (losses) (1)	9.83	51.31	54.15	37.33
Net investment income (loss)(1)	(12.99)	(16.18)	(42.51)	(46.69)

Total net income (loss) from operations	(3.16)	35.13	11.64	(9.36)

Offering costs (1)	(1.42)	(1.47)	(4.26)	(4.25)

Net asset value per unit at end of period	$1,103.90	$ 1,105.16	$1,103.90	$1,105.16

Total Return (3)	(0.41)%	3.14%	0.67%	(1.22)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.83%	5.74%	5.12%	5.59%
Performance fee (3)	0.00%	0.00%	0.01%	0.00%

Total expenses	4.83%	5.74%	5.13%	5.59%

Net investment income (loss)(2),(4)	(4.62)%	(5.69)%	(5.01)%	(5.53)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2012 and the period May 1, 2011 (commencement of trading) through September 30, 2011. This information has been derived from information presented in the unaudited financial statements.

	Class B
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011(5)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (6)	$953.69	$931.29	$942.49	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	8.32	32.99	45.27	(26.01)
Net investment income (loss)(1)	(10.45)	(13.31)	(33.76)	(22.21)

Total net income (loss) from operations	(2.13)	19.68	11.51	(48.22)

Offering costs (1)	(1.21)	(1.22)	(3.65)	(2.03)

Net asset value per unit at end of period	$950.35	$949.75	$950.35	$949.75

Total Return (3)	(0.35)%	1.98%	0.83%	(5.03)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	4.54%	5.23%	4.77%	5.26%
Performance fee (3)	0.00%	0.00%	0.00%	0.00%

Total expenses	4.54%	5.23%	4.77%	5.26%

Net investment income (loss)(2),(4)	(4.30)%	(5.17)%	(4.63)%	(5.19)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2012 and 2011. This information has been derived from information presented in the unaudited financial statements.

	Class C
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$1,146.33	$1,090.96	$1,127.51	$1,128.64

Income (loss) from operations:
Total net trading gains (losses) (1)	10.01	52.26	54.71	38.04
Net investment income (loss)(1)	(7.64)	(10.99)	(30.59)	(31.63)

Total net income (loss) from operations	2.37	41.27	24.12	6.41

Offering costs (1)	(1.47)	(1.50)	(4.40)	(4.32)

Net asset value per unit at end of period	$1,147.23	$1,130.73	$1,147.23	$1,130.73

Total Return (3)	0.08%	3.65%	1.75%	0.19%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.83%	3.71%	3.10%	3.71%
Performance fee (3)	0.00%	0.03%	0.38%	0.03%

Total expenses	2.83%	3.74%	3.48%	3.74%

Net investment income (loss)(2),(4)	(2.63)%	(3.66)%	(2.99)%	(3.65)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P. FINANCIAL HIGHLIGHTS For the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)

The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2012 and the period May 1, 2011 (commencement of trading) through September 30, 2011. This information has been derived from information presented in the unaudited financial statements.

	Class D
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011(5)
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period (6)	$980.94	$934.59	$960.00	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	8.85	37.14	46.94	(21.85)
Net investment income (loss)(1)	(6.16)	(8.31)	(20.81)	(13.92)

Total net income (loss) from operations	2.69	28.83	26.13	(35.77)

Offering costs (1)	(1.26)	(1.27)	(3.76)	(2.08)

Net asset value per unit at end of period	$982.37	$962.15	$982.37	$962.15

Total Return (3)	0.15%	2.95%	2.33%	(3.79)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (4)	2.60%	3.31%	2.81%	3.35%
Performance fee (3)	0.02%	0.00%	0.06%	0.00%

Total expenses	2.62%	3.31%	2.87%	3.35%

Net investment income (loss)(2),(4)	(2.40)%	(3.25)%	(2.69)%	(3.29)%

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

CAMPBELL GLOBAL TREND FUND, L.P. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of September 30, 2012 and December 31, 2011 and the periods ended September 30, 2012 and 2011, the Fund did not have any Level 3 assets or liabilities.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	Fair Value at September 30, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$ 0	$14,583,504	$ 0	$14,583,504
Other Financial Instruments
Exchange-traded futures contracts	156,045	0	0	156,045
Forward currency contracts	0	95,885	0	95,885
Total	$156,045	$14,679,389	$ 0	$14,835,434

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	$ 0	$650,000	$ 0	$650,000
Other Financial Instruments
Exchange-traded futures contracts	485,400	0	0	485,400
Forward currency contracts	0	455,259	0	455,259
Total	$485,400	$1,105,259	$ 0	$1,590,659

There were no transfers to or from Level 1 to Level 2 for the period ended September 30, 2012 and the year ended December 31, 2011.

The gross presentation of the fair value of the Fund's derivatives by instrument type is shown in Note 11.  See Condensed Schedules of Investments for additional detail categorization.

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

If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. At September 30, 2012 and December 31, 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $707,921 and $650,763, respectively.

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
September 30, 2012 (Unaudited)

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

Note 3. ADMINISTRATOR

Effective August 1, 2012, SEI Global Services, Inc. (SEI) became the Administrator of the Fund. The Administrator receives fees at rates agreed upon between the Fund and the Administrator and is entitled to reimbursement of certain actual out-of-pocket expenses incurred while performing its duties.  The Administrator's primary responsibilities are portfolio accounting and fund accounting services.

The Administration Agreement (the Agreement) with SEI is effective until July 31, 2015 and is automatically renewed for successive one year periods unless terminated by the Fund or SEI pursuant to giving of ninety days written notice prior to the last day of the current term. The Agreement may be terminated by the Fund or SEI giving at least thirty days prior notice in writing to the other party if at any time the other party or parties have been first (i) notified in writing that such party shall have materially failed to perform its duties and obligations under the Agreement (“Breach Notice”) and (ii) the party receiving the Breach Notice shall not have remedied the noticed failure within thirty days after receipt of the Breach Notice requiring it to be remedied.

 Note 4.  CASH MANAGER AND CUSTODIAN

The Fund appointed Horizon Cash Management LLC as (the "cash manager") under the Investment Advisory Agreement dated January 7, 2011 to manage and control the liquid assets of the Fund. The cash manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

The Fund has a custodial account at the Northern Trust Company (the "custodian") and has granted the cash manager authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the managing operator. All securities purchased by the cash manager on behalf of the Fund will be held in its custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

Note 5.  SALES FEE

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

 Note 6.  DEPOSITS WITH FUTURES BROKER

The Fund deposits assets with a futures broker, Newedge USA, LLC, subject to Commodity Futures Trading Commission regulations and various exchange and futures broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such futures broker. The Fund typically earns interest income on its assets deposited with the futures broker.

 Note 7.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of September 30, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Fund typically earns interest income on its assets deposited with RBS.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Note 8. BROKER-DEALER CUSTODY FEE

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

Note 9. OPERATING EXPENSES

Operating expenses for each Class of Units in the Fund are restricted by the Amended Agreement of Limited Partnership to 0.50% per annum of the average month-end net asset value (as defined) of each Class of Units. Any operating expense which exceeds the 0.50% expense cap will be reimbursed by Campbell & Company. Actual operating expenses exceeded the cap for the year ended December 31, 2011 by $1,817 and is included in other assets on the Statements of Financial Condition as of December 31, 2011. As of September 30, 2012, Campbell & Company has reimbursed the Fund for the operating expenses which exceeded the cap for the year ended December 31, 2011. For the period ended September 30, 2012, operating expenses exceeded a pro rata amount of the cap by $2,511 and is included in other assets on the Statements of Financial Condition.

Note 10.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

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

 Note 11.  TRADING ACTIVITIES AND RELATED RISKS

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

The amount of required margin and good faith deposits with the futures brokers and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with the interbank market maker at September 30, 2012 and December 31, 2011 was $5,372 and $139,944, respectively, which equals  0% and 1% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the futures broker and interbank market maker at September 30, 2012 and December 31, 2011 was restricted cash for margin requirements of $3,100,626 and $1,887,062 respectively, which equals 15% and 10% of Net Asset Value respectively.

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

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

The following tables summarize quantitative information required by ASC 815.

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of September 30, 2012 and December 31, 2011 is as follows:
Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at September 30, 2012 Fair Value	Liability Derivatives at September 30, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$35,364	$(68,096)	$(32,732)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	66,195	(14,400)	51,795
Metal Contracts	Net unrealized gain (loss) on open futures contracts	300,142	(271,159)	28,983
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	20,118	(269,402)	(249,284)
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	109,368	(2,965)	106,403
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	256,320	(5,440)	250,880
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	675,876	(579,991)	95,885
Totals		$1,463,383	$(1,211,453)	$251,930
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$28,306	$(145,607)	$(117,301)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	57,909	(13,578)	44,331
Metal Contracts	Net unrealized gain (loss) on open futures contracts	125,387	(23,246)	102,141
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	84,653	(4,401)	80,252
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	40,646	(15,164)	25,482
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	357,701	(7,206)	350,495
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	705,298	(250,039)	455,259
Totals		$1,399,900	$(459,241)	$940,659
* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the three months and nine months ended September 30, 2012 and 2011 is as follows:

Type of Instrument	Trading Gains / (Losses) for the Three Months Ended September 30, 2012	Trading Gains / (Losses) for the Three Months Ended September 30, 2011
Agriculture Contracts	$110,003	$(420,954)
Energy Contracts	(140,185)	(256,998)
Metal Contracts	(153,245)	(46,574)
Stock Indices Contracts	445,273	(566,042)
Short-Term Interest Rate Contracts	279,630	900,578
Long-Term Interest Rate Contracts	(146,748)	2,020,299
Forward Currency Contracts	(187,090)	(835,348)
Total	$207,638	$794,961

Type of Instrument	Trading Gains / (Losses) for the Nine Months Ended September 30, 2012	Trading Gains / (Losses) for the Nine Months Ended September 30, 2011
Agriculture Contracts	$437,529	$(598,895)
Energy Contracts	(34,520)	(182,413)
Metal Contracts	(373,574)	(314,080)
Stock Indices Contracts	407,572	(1,224,808)
Short-Term Interest Rate Contracts	695,689	855,849
Long-Term Interest Rate Contracts	679,015	2,326,676
Forward Currency Contracts	(822,310)	(251,462)
Total	$989,401	$610,867

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Three Months Ended September 30, 2012	Trading Gains / (Losses) for the Three Months Ended September 30, 2011
Futures trading gains (losses):
Realized **	$(150,461)	$1,302,780
Change in unrealized	545,189	327,529
Forward currency trading gains (losses):
Realized	(565,575)	70,289
Change in unrealized	378,485	(905,637)
Total	$207,638	$794,961
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2012 (Unaudited)

Line Item in the Statements of Operations	Trading Gains / (Losses) for the Nine Months Ended September 30, 2012	Trading Gains / (Losses) for the Nine Months Ended September 30, 2011
Futures trading gains (losses):
Realized **	$2,141,066	$1,150,309
Change in unrealized	(329,355)	(287,980)
Forward currency trading gains (losses):
Realized	(462,936)	817,283
Change in unrealized	(359,374)	(1,068,745)
Total	$989,401	$610,867
** Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures broker.

For the three months ended September 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 2,027 and 1,500 respectively, and the monthly average of notional value of forward currency contracts was $122,100,000 and $89,100,000 respectively.

For the nine months ended September 30, 2012 and 2011, the monthly average of futures contracts bought and sold was approximately 1,927 and 1,260 respectively, and the monthly average of notional value of forward currency contracts was $104,200,000 and $62,300,000 respectively.

Open contracts generally mature within twelve months; as of September 30, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is December 2012. However, the Fund intends to close all futures and foreign currency contracts prior to maturity.

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

 Note 12.  INDEMNIFICATIONS

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

 Note 13.  INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedules of investments, as of September 30, 2012 and December 31, 2011, the statements of operations and financial highlights for the three months and nine months ended September 30, 2012 and 2011, and the statements of cash flows and changes in Partners' capital (Net Asset Value) for the nine months ended September 30, 2012 and 2011 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2012, and the results of operations and financial highlights for the three months and nine months ended September 30, 2012 and 2011, and cash flows and changes in Partners' capital (Net Asset Value) for the nine months ended September 30, 2012 and 2011.

 Note 14.  SUBSEQUENT EVENTS

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
As of September 30, 2012, the aggregate capitalization of the Fund was $20,393,281 with Class A, Class B, Class C, and Class D comprising $9,007,568, $694,658, $9,956,698, and $734,357, respectively, of the total. The Net Asset Value per Unit was $1,103.90 for Class A, $950.35 for Class B, $1,147.23 for Class C, and $982.37 for Class D. No units have been issued for Class E.

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

The Fund maintains 40-80% of its net asset value in cash, cash equivalents or other liquid positions in its cash management program over and above the amount that is needed to post as collateral for trading. These funds are available to meet redemptions each month. After redemptions and additions are taken into account each month, the trade levels of the Fund are adjusted and positions in the instruments the Fund trades are added or liquidated on a pro-rata basis to meet those increases or decreases in trade levels.

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

Approximately 10% to 30% of the Fund's net assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 10% to 30% of the Fund’s assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties.

The managing operator deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. The custodial account constitutes approximately 40% to 80% of the Fund’s assets and is invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.

The Fund occasionally receives margin calls (requests to post more collateral) from its futures broker or over-the-counter counterparties, which are met by moving the required portion of the assets held in the custody account at Northern Trust to the margin accounts. In the past three years, the Fund has not needed to liquidate any position as a result of a margin call.

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

Results of Operations

The returns for the nine months ending September 30, 2012 for Class A, Class B, Class C and Class D were 0.67%, 0.83%, 1.75% and 2.33%, respectively. The returns for the nine months ending September 30, 2011 for Class A and Class C were (1.22)% and 0.19%, respectively. The returns for Class B and Class D for the period May 1, 2011 (inception of trading) through September 30, 2011 were (5.03)% and (3.79)%, respectively. During the nine months ended September 30, 2012 and 2011, the Fund accrued advisory and general partner fees in the amount of $343,417 and $393,112 respectively, and paid advisory and general partner fees in the amount of $354,716 and $392,039, respectively. Performance fees were accrued in the amount of $37,865 and $2,941, respectively, and paid performance fees in the amount of $37,865 and $0, respectively.

2012 (For the Nine Months Ending September 30)

Of the 2012 year-to-date increase of 0.67% for Class A, approximately 5.10% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately 4.51% due to brokerage fees, advisory fees, general partner fees, selling agent fees, performance fees, offering costs and operating expenses borne by Class A.

Of the 2012 year-to-date increase of 0.83% for Class B, approximately 5.10% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately 4.37% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B.

Of the 2012 year-to-date increase of 1.75% for Class C, approximately 5.10% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately 3.43% due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the 2012 year-to-date increase of 2.33% for Class D, approximately 5.10% was due to trading gains (before commissions) and approximately 0.09% due to investment income, offset by approximately 2.86% due to brokerage fees, advisory fees, general partner fees, performance fees, offering costs and operating expenses borne by Class D.

An analysis of the 5.10% year-to-date trading gain by sector is as follows:

Sector	% Gain (Loss)
Commodities	0.35%
Currencies	(4.20)
Interest Rates	6.78
Stock Indices	2.17
5.10%

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

During the month of July, the Fund’s trend following strategies recorded gains in the fixed income markets from a long position in global government bond futures. Weaker than expected global economic data and heightened expectations for central bank action pushed prices higher. Markets were pricing in central bank accommodation from the U.S. Fed, the European Central Bank (ECB), and the People's Bank of China (PBOC) at month end. Additional gains were recorded in the commodity markets from long positions in corn, wheat and soybeans as hot, dry weather in the U.S. Mid-West sent the gain markets soaring to all-time highs. The Fund was long the complex coming into the month and was able to take advantage of the surging prices brought on by the severe drought conditions. In foreign exchange markets, the Fund's long position in the U.S. Dollar vs. the Swiss Franc and the Euro Currency was profitable in July. The Euro made a 25 month low at 1.2043 after the ECB cut both the refinancing and the deposit rate in response to the ongoing crisis. The Swiss Franc also weakened as the Swiss National Bank continued to defend the 1.2000 EUR/CHF floor.

During the month of August, the Fund’s strategies experienced losses in the foreign exchange, fixed income, and commodity sectors, partially offset by gains in equity indices. Increased central bank activity in Europe and the U.S. along with better-than-expected economic data in the U.S. caused significant moves in several global markets, driving losses in the Fund’s trend following strategies. The Fund’s non-trend following strategies helped to mitigate losses, particularly in fixed income and equity indices. In the foreign exchange markets, the Fund’s short positions in the Swiss Franc and the Euro currency vs. the U.S. Dollar suffered as rising expectations of ECB action threatened to remove some of the tail risks around the sovereign debt crisis. The Swiss Franc emerged as one of the strongest G10 currencies for the month (+2.9%) as the Swiss National Bank reserves made new highs in an effort to defend the 1.2000 floor in EUR/CHF. Additional losses were recorded in the commodity markets from our short positions in base metals and short position in cotton. Prices increased across the base metals on a general covering of short positions in risk assets due to the anticipation of further central bank action. Deteriorating U.S. crop conditions, Indian production worries, and speculation of Chinese purchases caused an increase in cotton prices and subsequent losses in the Fund’s short position in the soft commodity. Smaller losses came from fixed income markets, resulting in part from Mario Draghi’s “whatever it takes” speech, with partially offsetting gains recorded from long equity indices positions in the sector. Moves in the fixed income and equity indices sectors resulted generally from anticipation of ECB action and improving U.S. economic data.

The majority of September gains in the Fund came from the equity indices sector in both trend and non-trend following strategies. The Fund’s long positions in global stock index futures benefited from rising equity index prices on the back of several central bank announcements of new quantitative easing measures, China’s proposal for new fiscal stimulus, and the German high court’s ruling to uphold the constitutionality of the Euro-zone’s permanent bailout mechanism. Additional gains were recorded in foreign exchange trading, driven mainly by non-trend strategies, from the Fund's short positions in the U.S. Dollar vs. a basket of currencies. The DXY index lost 2% in September as unlimited balance sheet expansion in the U.S. led investors to shift into other currencies like the New Zealand Dollar. A portion of these gains were offset by losses experienced by trend following strategies in the fixed income markets from the Fund's long position in global government bond futures. During a volatile month for bond prices, the U.S. 30 year contract finished the month almost 2 full points lower, as the market began to worry about the prospects of inflation. Additional losses were recorded by the Fund's trend following models in the commodity markets from short positions in base metals as prices rallied sharply following the ECB’s commitment to buy unlimited bonds.

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

An analysis of the 3.56% year-to-date trading loss by sector is as follows:

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2012 and December 31, 2011 and the trading gains/losses by market category for the nine months ended September 30, 2012 and the year ended December 31, 2011.

September 30, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.67%	0.35%
Currencies	0.71%	(4.20)%
Interest Rates	1.30%	6.78%
Stock Indices	0.95%	2.17%

Aggregate/Total	1.82%	5.10%
*

— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Fund for the nine months ended September 30, 2012.

Of the 2012 year-to-date increase of 0.67% for Class A, approximately 5.10% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately 4.51% due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class A.

Of the 2012 year-to-date increase of 0.83% for Class B, approximately 5.10% was due to trading gains (before commissions) and approximately 0.10% due to investment income, offset by approximately 4.37% due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B.

Of the 2012 year-to-date increase of 1.75% for Class C, approximately 5.10% was due to trading gains (before commissions) and approximately 0.08% due to investment income, offset by approximately 3.43% due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class C.

Of the 2012 year-to-date increase of 2.33% for Class D, approximately 5.10% was due to trading gains (before commissions) and approximately 0.09% due to investment income, offset by approximately 2.86% due to brokerage fees, advisory fees, general partner fees, performance fees, offering costs and operating expenses borne by Class D.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2012, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of September 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into U.S. Dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities

The Fund’s primary market exposure in instruments (other than treasury positions described in the subsequent section) held other than for trading is in its fixed income portfolio. The cash manager, Horizon, has authority to make certain investments on behalf of the Fund. All securities purchased by the cash manager on behalf of the Fund will be held in the Fund’s custody account at the custodian. The cash manager will use its best endeavors in the management of the assets of the Fund but provides no guarantee that any profit or interest will accrue to the Fund as a result of such management.

Treasury Bill Positions Held for Margin Purposes

The Fund also has market exposure in its Treasury Bill portfolio. The Fund holds Treasury Bills (interest bearing and credit risk-free) with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to-market losses on the Fund’s Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

Campbell & Company manages the risk of the Fund's non-trading instruments of Treasury Bills held for margin purposes by limiting the duration of such instruments to no more than six months. Campbell & Company manages the risk of the Fund’s fixed income securities held for cash management purposes by restricting the cash managers to investing in securities that are modeled after those investments allowed by the futures broker as defined under The Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) corporate debt.

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

Item 4. Controls and Procedures.

Campbell & Company, Inc., the general partner of the Fund, with the participation of the general partner’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. Effective August 1, 2012, SEI Global Services, Inc. (SEI) became the administrator for the Fund. The administrator's primary responsibilities are portfolio accounting and fund accounting services including calculation of the Fund's net asset value. There were no additional changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.

            None

Item 1A. Risk Factors.

            None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3. Defaults Upon Senior Securities.

            Not applicable.

Item 4. Mine Safety Disclosures.

            Not applicable.

Item 5. Other Information.

            None

Item 6. Exhibits.

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Fourth Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Global Trend Fund, L.P. and Campbell & Company, Inc. (3)

10.02	Subscription Agreement and Power of Attorney (as included in the Prospectus) (2)

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

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

(2) Previously filed as an exhibit to Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 on September 13, 2012 and incorporated herein by reference.

(3) Previously filed as an exhibit on Form S-1 on April 27, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAMPBELL GLOBAL TREND FUND, L.P. (Registrant)
	By:	Campbell & Company, Inc.
General Partner

Date: November 14, 2012	By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer

EXHIBIT INDEX

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. WIlliam Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments, (ii) Statements of Financial Condition, (iii) Statements of Operations, (iv) Statements of Cash Flows, (v) Statements of Changes in Partners’ Capital (Net Asset Value), (vi) Financial Highlights, and (vii) Notes to Financial Statements, tagged as blocks of text