Form 10-K
period 2012-12-31
Campbell Global Trend Fund, L.P.
filed 2013-04-01
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The Registrant has no voting stock. As of December 31, 2012, there were 8,267.426 Class A Units, 1,117.142 Class B Units, 8,701.598 Class C Units and 692.093 Class D Units of Limited Partnership Interest issued and outstanding.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business.	1-6

Item 1A.	Risk Factors.	6-14

Item 1B.	Unresolved Staff Comments.	15

Item 2.	Properties.	15

Item 3.	Legal Proceedings.	15

Item 4.	Mine Safety Disclosures.	15

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	16

Item 6.	Selected Financial Data.	16-17

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18-28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	29-34

Item 8.	Financial Statements and Supplementary Data.	35

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	35

Item 9A.	Controls and Procedures.	35

Item 9B.	Other Information.	35

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	36-38

Item 11.	Executive Compensation.	38

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	39

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	39

Item 14.	Principal Accounting Fees and Services.	39

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	40

SIGNATURES

PART I

Item 1.  Business.

General development of business

The Campbell Global Trend Fund L.P. (the “Registrant”, “the Fund” or "Global Trend Fund") was formed as a Delaware series limited partnership on December 1, 2009. The Registrant operates as a commodity investment pool, whose purpose is to trade speculatively in the U.S. and international futures and forward markets. Specifically, the Fund trades in a diverse array of global assets, including global interest rates, stock indices, currencies and commodities.  Effective April 30, 2013, the Fund will cease offering new units. The Fund will remain operational for existing investors. However, shares of the Fund may no longer be offered to new or existing investors. It is anticipated that the Fund will wrap up operations on or before December 31, 2013.

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

As of December 31, 2012, the aggregate capitalization of the Global Trend Fund was $19,951,942 with Class A, Class B, Class C, and Class D comprising $8,710,254, $1,013,689, $9,575,440, and $652,559, respectively, of the total. The Net Asset Value per Unit was $1,053.56 for Class A, $907.39 for Class B, $1,100.42 for Class C, and $942.88 for Class D. No units have been issued for Class E.

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
The Global Trend Fund trades pursuant to the Campbell Trend Following Portfolio. The Trend Following Portfolio seeks to exploit both the tendency for individual market momentum to persist and the tendency for markets to influence each other by aggregating (either negatively or positively) into independent factor groups. The Trend Following Portfolio is based on traditional and alternative trend-following methods to exploit future market moves. A focus of the portfolio is to diversify exposure to multiple time horizons, trading strategies, asset classes, and signal information. Proper position sizing and risk control is closely monitored. Additional models, markets and/or over-the-counter contracts may also be included or eliminated from time to time at Campbell & Company’s sole discretion without notice to unitholders.

The average sector allocation for each sector as of the previous six month ends through December 31, 2012 is as follows: 28% to interest rates, 26% to foreign exchange, 21% to commodities, and 25% to equity indices. Sector allocation for each sector is calculated using the dollar value of margin posted as collateral to support trading in each sector as a percentage of the total dollar value of margin posted to support trading in all sectors.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures broker and over-the-counter counterparty in a custodial account with Northern Trust Company. The assets deposited in the custodial account with Northern Trust Company are segregated. The custodial account constitutes approximately 40% to 80% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under the Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.

The Fund’s assets will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Campbell & Company or any affiliated entities.  Funds may be deposited and held in the Fund's account at PNC Financial Services Group, Inc., Baltimore, Maryland, U.S.A. prior to the transfer to the Fund's trading accounts.

Cash Manager and Custodian

The Fund appointed Horizon as cash manager (the “Cash Manager”) under the Investment Advisory Agreement dated January 7, 2011, to manage and control the liquid assets of the Fund. The Cash Manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

The Fund opened a custodial account at The Northern Trust Company (the “Custodian”), and has granted the Cash Manager a limited power of attorney over such accounts. Such power of attorney gives the Cash Manager authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the managing operator to the Fund. Such investments include, but are not limited to, U.S. Treasury securities, securities issued by U.S. Government Agencies, high quality money-market securities and repurchase agreements. All securities purchased by the Cash Manager on behalf of the Fund or other liquid funds of the Fund will be held in its custody account at the custodian. The Cash Manager will have no beneficial or other interest in the securities and cash in such custody account.

Market Sectors

Campbell & Company’s Trend Following Portfolio trades in a fully diversified portfolio of futures and forward markets, including energy products (Brent crude, gas oil, heating oil, natural gas, unleaded gasoline and WTI Crude), agricultural products (wheat, corn, coffee, sugar, soy, hogs, cattle and cotton), precious and base metals (aluminum, copper, gold, nickel, silver and zinc), stock market indices (AEX, CAC 40, DAX, DJ Euro Stoxx 50, FTSE, Hang Seng, IBEX, MSCI Taiwan, NASDAQ 100, Nikkei, S&P 500, S&P Canada 60 Index Futures, OMXS 30 and Share Price 200 Index), interest rates (short-term and long-term) and foreign currencies (majors, minors and cross rates).

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

Charges

The following is a description of current charges to the Fund.

RECIPIENT	NATURE OF PAYMENT	AMOUNT OF PAYMENT
Campbell & Company	Advisory Fee
All Classes of the Fund pay a monthly (i) advisory fee at the annual rate of 2% of the net asset value of the respective Class, prior to any accrual for or payment of any advisory fee and performance fee, redemption or subscription during said month. The advisory fee is paid in arrears based on the net asset value of the respective Class as of the end of each month. The advisory fee is paid out of and reduces the net assets attributable to each Class of Units.

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
Brokerage commissions are paid at a rate of approximately $4 per round-turn contract executed for the Fund, or approximately 0.45% of the Fund’s net assets annually, up to 1% of the Fund’s net asset value per annum (which includes payments to the over-the-counter counterparty as referenced below).

Royal Bank of Scotland plc (RBS)	Over-the-Counter Counterparty Execution Costs
The over-the-counter counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. In addition, RBS charges approximately $4 per $1 million, plus any additional electronic platform charges, for forward contracts it facilitates on behalf of the Fund with third party banks. These prime brokerage fees, combined with the futures broker’s charges, will equal approximately 0.50% of the Fund’s net assets and will not exceed 1% of the Fund's net asset value per annum, as referenced above.

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

Available Information

The Fund files quarterly, annual and current reports with the SEC. These reports are available to read and copy at the SEC’s Public Reference Facilities in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC’s toll free number, 1-800-SEC-0330, for further information. The Fund does not maintain a website where these reports are posted. However, the Fund’s filings are posted on the SEC’s website at http://www.sec.gov.

Item 1A.  Risk Factors.

Market Risks

You Could Possibly Lose Your Total Investment in the Fund

Futures, forward, swaps and other derivatives contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or a substantial amount of your investment in the Fund.

The Fund is Highly Leveraged

Because the amount of margin funds necessary to be deposited in order to enter into a futures, forward, swaps and other derivatives contract position is typically about 2% to 10% of the total value of the contract, Campbell & Company is able to hold positions in the Fund’s account with face values equal to several times the Fund’s net asset value. The ratio of margin to equity is typically 10% to 30%. As a result of this leveraging, even a small movement in the price of a contract can cause major losses.

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

Over-the-Counter Transactions are Subject to Little, if Any, Regulation

The Fund trades forward contracts in foreign currencies. Such contracts are typically traded over-the-counter through a dealer market, which is dominated by major money centers and investment banks, and is not regulated by the CFTC. Thus, you do not receive the protection of CFTC regulation or the statutory scheme of the Commodity Exchange Act in connection with this trading activity by the Fund. The market for forward contracts relies upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets. This regulation includes, for example, trading practices and other customer protection requirements, and minimum financial and trade reporting requirements. The absence of regulation could expose the Fund to significant losses in the event of trading abuses or financial failure by participants in the forward markets which it might otherwise have avoided.

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

Current legislation proposing greater regulation of the industry, such as the Reform Act, is considered periodically by the U.S. Congress, as well as enacted in July 2010 by the governing bodies of non-U.S. jurisdictions. It is impossible to predict, what if any, changes in the regulations applicable to the Fund, Campbell & Company, the markets in which it trades and invests, or the counterparties with which they do business may be instituted in the future. Any such laws or regulations could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of the Unitholder.

The Fund is Subject to Regulatory Risk Associated with Futures Contracts that Could Adversely Affect the Fund’s Operations and Profitability

On October 18, 2011, the CFTC adopted regulations that impose new federal position limits on futures on metals, agricultural commodities and energy futures contracts such as crude oil, heating oil, natural gas, gasoline and other energy products. We do not anticipate that these limits will affect the Fund’s ability to trade, but it is possible that they may in the future if the Fund’s assets increase dramatically.

The Fund is a Party to Financial Instruments with Elements of Off-Balance Sheet Risk, Which May Cause the Fund to Lose All of Its Assets

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. Campbell & Company, the general partner (who also acts as trading advisor), minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30%; however, these precautions may not be effective in limiting the risk of loss.

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

Increased Competition from Other Trend-Following Traders Could Reduce Campbell & Company’s Profitability

There has been a dramatic increase in the volume of assets managed by trend-following trading systems like some of the Campbell & Company programs. For example, in 1980, the assets in the managed futures industry were estimated at approximately $300 million; as of the fourth quarter of 2012, this estimate had risen to approximately $337.1 billion. Increased trading competition from other trend-following traders could operate to the detriment of the Fund. It may become more difficult for the Fund to implement its trading strategies if other trading advisors using technical systems are, at the same time, also attempting to initiate or liquidate futures or forward positions, or otherwise alter trading patterns.

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

On October 18, 2011, the CFTC adopted regulations that imposed new federal speculative position limits for futures contracts on certain energy, metal and agricultural commodities, and economically equivalent swaps. Such speculative position limits may apply to traders engaged in trading that is neither for bona fide hedging nor swap dealer risk management purposes. The rules concerning speculative position limits may be amended in a manner that is detrimental to the Fund. For example, the Fund’s ability to invest in additional commodity futures contracts or economically equivalent swaps may be limited to the extent that these activities would cause the Fund to exceed the applicable speculative position limits.

Over-the-Counter Derivatives Markets

The Reform Act includes provisions that comprehensively regulate the over-the-counter (“OTC”) derivatives markets for the first time.

The Reform Act requires that a substantial portion of OTC derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements will apply to the holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral the Fund is required to provide and the costs associated with providing it. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Fund will not qualify to rely on such exemptions. In addition, the OTC derivative dealers with which the Fund executes the majority of its OTC derivatives will not be able to rely on the end-user exemptions under the Reform Act and therefore such OTC derivatives will be subject to mandatory clearing and the dealers will be subject to margin requirements irrespective of whether the Fund is subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations as is currently permitted. This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

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

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by the Fund may remain principal-to-principal or OTC contracts between the Fund and third parties entered into privately. The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these previously substantially unregulated markets. While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years. To the extent not mitigated by implementation of the Reform Act, if at all, the risks posed by such instruments and techniques, which can be extremely complex, include:  (1) credit risks (the exposure to the possibility of loss resulting from a counterparty’s failure to meet its financial obligations); (2) market risk (adverse movements in the price of a financial asset or commodity); (3) legal risks (the characterization of a transaction or a party’s legal capacity to enter into it could render the financial contract unenforceable, and the insolvency or bankruptcy of a counterparty could preempt otherwise enforceable contract rights); (4) operational risk (inadequate controls, deficient procedures, human error, system failure or fraud); (5) documentation risk (exposure to losses resulting from inadequate documentation); (6) liquidity risk (exposure to losses created by inability to prematurely terminate the derivative); (7) system risk (the risk that financial difficulties in one institution or a major market disruption will cause uncontrollable financial harm to the financial system); (8) concentration risk (exposure to losses from the concentration of closely related risks such as exposure to a particular industry or exposure linked to a particular entity); and (9) settlement risk (the risk faced when one party to a transaction has performed its obligations under a contract but has not yet received value from its counterparty).

In addition, Congress has considered imposing, and may in the future impose, restrictions on trading credit default swaps and other derivatives, including, potentially, a ban on trading these instruments except for the purpose of hedging a physically held position.

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

There Could be a Limit on the Deductibility of Advisory and Performance Fees

Although the Fund treats the advisory fee and performance fees (the "Fees") paid to Campbell & Company and other expenses of the Fund as ordinary and necessary business expenses, upon an IRS audit the Fund may be required to treat such fees as “investment advisory fees” if the Fund’s trading activities did not constitute a trade or business for tax purposes. If the limited partner’s share of expenses were deemed to be investment advisory fees, a limited partner’s tax liability would likely increase because of statutory limitations applicable to miscellaneous itemized deductions, including investment advisory fees, of individual taxpayers. In addition, upon audit, a portion of the Fees might be treated as a non-deductible syndication cost or might be treated as a reduction in the Fund’s capital gain or as an increase in the Fund’s capital loss. If the Fees were so treated, a limited partner’s tax liability would likely increase.

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

Inadequate Models Could Negatively Affect the Fund’s Portfolio

Campbell & Company’s trading is highly model driven, and is materially subject to possible flaws in the models. As market dynamics shift over time (for example, due to changed market conditions and participants) a previously highly successful model often becomes outdated and inaccurate, sometimes without Campbell & Company recognizing that fact before substantial losses are incurred. In particular, the Fund may incur major losses in the event of disrupted markets and other extraordinary events that cause Campbell & Company’s pricing models to generate prices which deviate from the market. The risk of loss to the Fund in the case of disrupted markets is compounded by the number of different investment models of pricing, each of which may independently become wholly unpredictable during market disruptions. In addition, many positions may become illiquid, in disrupted derivatives markets, making it difficult or impossible to close out positions against which the markets are moving.

Even if the basic concepts of our models are sound, the trading advisor may make errors in developing algorithms for integrating the numerous factors and variables into our models in programming those algorithms. Those errors may cause any affected model to generate results different from those intended. The errors may be difficult to detect in many market conditions, possibly influencing outcomes only in periods of stress or change in market conditions.

The trading advisor anticipates the continued modification, enhancement and development of models. Each new generation of models (including incremental improvements to current models) exposes the Fund to the possibility of unforeseen losses from a variety of factors, including conceptual failures and implementation failures. There can be no assurance that the models used by the trading advisor will be effective or that they will be effectively utilized by the trading advisor. Moreover, there can be no assurance that the trading advisor will be able to continue to develop, maintain and update the models so as to effectively implement its trading strategy.

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

Since Campbell & Company acts as both trading advisor and general partner for the Fund, it is very unlikely that its advisory contract will be terminated by the Fund. The fees payable to Campbell & Company were established by it and were not the subject of arm’s-length negotiation. These fees consist of a monthly (i) advisory fee at the annual rate of 2%, of the net asset value of each Class of Units, prior to any accrual for or payment of any advisory fee, performance fee, redemptions or subscriptions during said month and (ii) a quarterly performance fee equal to 20% aggregate cumulative appreciation in the respective Class of Units’ net asset value per Unit, if any, excluding interest income and as adjusted for subscriptions and redemptions. Campbell & Company, as general partner, determines whether or not distributions are made and it receives increased fees to the extent distributions are not made.

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

The Fund Could Terminate Before You Achieve Your Investment Objective Causing Potential Loss of Your Investment or Disruption of Your Investment Portfolio

As general partner of the Fund, Campbell & Company may withdraw from the Fund upon 120 days’ notice, which would cause that Fund to terminate unless a substitute general partner were obtained. Other events, such as a long-term substantial loss suffered by the Fund, could also cause the Fund to terminate before the expiration of its stated term. This could cause you to liquidate your investments and disrupt the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of Campbell & Company or the futures broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

The Fund is Subject to Foreign Market Credit and Regulatory Risk

A substantial portion of Campbell & Company’s trades takes place on markets or exchanges outside the United States. From time to time, over 50% of the Fund’s overall market exposure could involve positions taken on foreign markets. Such exchanges may include, but are not limited to: International Petroleum Exchange, Singapore International Monetary Exchange, London Metal Exchange and the Tokyo Commodity Exchange. The risk of loss in trading foreign futures contracts can be substantial. Participation in foreign futures contracts transactions involves the execution and clearing of trades on, or subject to the rules of, a foreign board of trade. Non-U.S. markets may not be subject to the same degree of regulation as their U.S. counterparts. None of the CFTC, NFA or any domestic exchange regulates activities of any foreign boards of trade, including the execution, delivery and clearing of transactions, nor do they have the power to compel enforcement of the rules of a foreign board of trade or any applicable foreign laws. Trading on foreign exchanges also presents the risks of exchange controls, expropriation, taxation and government disruptions.

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

Item 3.  Legal Proceedings.

Campbell & Company is not aware of any material legal proceedings to which the Registrant or Campbell & Company is a party or to which any of their assets are subject.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Units of Limited Partnership Interest are not publicly traded. Units may be transferred or redeemed subject to the conditions imposed by the Third Amended and Restated Agreement of Limited Partnership.  As of December 31, 2012, there were 59 Limited Partners and 8,267.426 Units of General and Limited Partnership Interest outstanding in Class A, 53 Limited Partners and 1,117.142 Units of Limited Partnership Interest outstanding in Class B, 58 Limited Partners and 8,701.598 Units of General and Limited Partnership Interest outstanding in Class C, and 37 Limited Partners and 692.093 Units of Limited Partnership Interest outstanding in Class D of the Registrant.

Campbell & Company has sole discretion in determining what distributions, if any, the Registrant will make to its Limited Partners. Campbell & Company has not made any distributions as of the date hereof.

The Registrant has no securities authorized for issuance under equity compensation plans.

Item 6.  Selected Financial Data.

Dollars in thousands, except per Unit amounts

The following summarized financial information is for the years ended December 31, 2012, 2011 and the period April 6, 2010 (inception) through December 31, 2010.

	2012	2011	2010**
Total Assets	$20,056	$18,090	$17,205
Total Partners’ Capital	19,952	17,996	16,898
Total Net Trading Gain (Loss) (includes brokerage commissions)	214	700	2,795
Net Income (Loss)	(564)	(110)	1,894
Net Income (Loss) Per General Partner and Limited Partner Unit*
Class A	(38.21)	(16.36)	121.18
Class B***	(45.26)	(86.18)	N/A
Class C	(26.29)	4.65	131.12
Class D***	(23.87)	(49.18)	N/A
Increase (Decrease) in Net Asset Value per General Partner and Limited Partner Unit
Class A	(42.96)	(22.25)	118.77
Class B***	(35.10)	(57.51)	N/A
Class C	(27.09)	(1.13)	128.64
Class D***	(17.12)	(40.00)	N/A

*	Based on weighted average number of units outstanding during the period.

**	The amounts shown are as of December 31, 2010 and for the period June 1, 2010 (commencement of trading) through December 31, 2010, as applicable.

***	Class B and Class D units commenced trading on May 1, 2011. Per unit amounts for 2011 are for the period May 1, 2011 through December 31, 2011.

The following summarized quarterly financial information presents the results of operations for the three-month periods ending March 31, June 30, September 30 and December 31, 2012 and 2011.

	1st Qtr. 2012	2nd Qtr. 2012	3rd Qtr. 2012	4th Qtr. 2012
Total Net Trading Gain (Loss) (includes brokerage commissions)	$604	$122	$169	$(681)
Net Income (Loss)	347	(59)	(10)	(842)
Net Income (Loss) per General Partner and Limited Partner Unit*
Class A	20.57	(5.72)	(3.32)	(48.42)
Class B	18.67	(6.00)	(8.83)	(22.31)
Class C	21.15	(1.17)	2.04	(45.47)
Class D	22.90	(2.96)	4.45	(43.30)
Increase (Decrease) in Net Asset Value per General Partner and Limited Partner Unit
Class A	19.59	(7.63)	(4.58)	(50.34)
Class B	17.46	(6.26)	(3.34)	(42.96)
Class C	21.07	(2.25)	0.90	(46.81)
Class D	22.67	(1.73)	1.43	(39.49)
Net Asset Value per General Partner and Limited Partner Unit at the End of the Period
Class A	1,116.11	1,108.48	1,103.90	1,053.56
Class B	959.95	953.69	950.35	907.39
Class C	1,148.58	1,146.33	1,147.23	1,100.42
Class D	982.67	980.94	982.37	942.88

	1st Qtr. 2011	2nd Qtr. 2011	3rd Qtr. 2011	4th Qtr. 2011
Total Net Trading Gain (Loss) (includes brokerage commissions)	$(528)	$311	$766	$151
Net Income (Loss)	(717)	112	556	(61)
Net Income (Loss) per General Partner and Limited Partner Unit*
Class A	(49.91)	5.13	34.36	(6.94)
Class B**	N/A	(67.93)	(148.26)	12.61
Class C	(45.41)	10.33	41.12	(1.62)
Class D**	N/A	(64.73)	(53.88)	8.02
Increase (Decrease) in Net Asset Value per General Partner and Limited Partner Unit
Class A	(51.17)	3.90	33.66	(8.64)
Class B**	N/A	(68.71)	18.46	(7.26)
Class C	(46.72)	9.04	39.77	(3.22)
Class D**	N/A	(65.41)	27.56	(2.15)
Net Asset Value per General Partner and Limited Partner Unit at the End of the Period
Class A	1,067.60	1,071.50	1,105.16	1,096.52
Class B**	N/A	931.29	949.75	942.49
Class C	1,081.92	1,090.96	1,130.73	1,127.51
Class D**	N/A	934.59	962.15	960.00

*	Based on weighted average number of units outstanding during the period.

**	Class B and Class D units commenced trading on May 1, 2011. Amounts shown for these classes for the second quarter of 2011 are for the period May 1, 2011 through June 30, 2011.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from those estimates. The Fund’s significant accounting policies are described in Note 1 of the Financial Statements.

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

The entire offering proceeds, without deductions, will be credited to the Fund’s bank and custodial accounts to engage in trading activities and as reserves for that trading. The Fund will meet margin requirements for its trading activities by depositing cash or U.S. government securities with the futures broker and the over-the-counter counterparty. In this way, substantially all (i.e., 95% or more) of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. This does not reduce the risk of loss from trading futures and forward contracts. The Fund will receive all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of the Fund’s assets.

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

The general partner deposits the majority of those assets of the Fund that are not required to be deposited as margin with the futures brokers and over-the-counter counterparties in custodial accounts with Northern Trust Company. The assets deposited in the custodial accounts with Northern Trust Company are segregated. Such custodial accounts constitute approximately 40% to 80% of the Fund’s assets and are invested directly by Horizon Cash Management LLC (“Horizon”). Horizon is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940. Horizon does not guarantee any interest or profits will accrue on the Fund’s assets in the custodial account. Horizon will invest according to agreed upon investment guidelines that are modeled after those investments allowed by the futures broker as defined under the Commodity Exchange Act, Title 17, Part 1, § 1.25 Investment of customer funds. Investments can include, but are not limited to, (i) U.S. Government Securities, Government Agency Securities, Municipal Securities, banker acceptances and certificates of deposits; (ii) commercial paper; and (iii) short-term investment grade corporate debt.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund will trade in futures and forward contracts and therefore will be a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Campbell & Company, as general partner of the Fund (who also acts as trading advisor) minimizes market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 30% however, these precautions may not be effective in limiting the risk of loss.

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

Results of Operations

The returns for the years ended December 31, 2012, 2011 and the period June 1, 2010 (commencement of trading) through December 31, 2010 for Class A were (3.92)%, (1.99)% and 11.88%, respectively.  The returns for the year ended December 31, 2012 and the period May 1, 2011 (commencement of trading) through December 31, 2011 for Class B were (3.72)% and (5.75)%, respectively.  The returns for the years ended December 31, 2012, 2011 and the period June 1, 2010 (commencement of trading) through December 31, 2010 for Class C were (2.40)%, (0.10)%, and 12.86%, respectively.  The returns for the year ended December 31, 2012 and the period May 1, 2011 (commencement of trading) through December 31, 2011 for Class D were (1.78)% and (4.00)%, respectively.

During the years ended December 31, 2012, 2011 and the period June 1, 2010 through December 31, 2010, the Fund accrued advisory and general partner fees in the amounts of $439,686, $522,333 and $279,083, respectively, and paid advisory and general partner fees in the amounts of $451,179, $520,547 and $236,152, respectively. Performance fees were accrued in the amounts of $37,865, $2,941 and $462,947, respectively, and the Fund paid performance fees in the amounts of $37,865, $224,310 and $241,578, respectively.

2012 (For the Year Ended December 31)

Of the 2012 decrease of (3.92)% for Class A, approximately (5.91)% was due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class A, offset by approximately 1.80% due to trading gains (before commissions) and approximately 0.19% due to investment income.

Of the 2012 decrease of (3.72)% for Class B, approximately (5.81)% was due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B, offset by approximately 1.80% due to trading gains (before commissions) and approximately 0.29% due to investment income.

Of the 2012 decrease of (2.40)% for Class C, approximately (4.40)% was due to brokerage fees, advisory fees, general partner fees, performance fees, offering costs and operating expenses borne by Class C, offset by approximately 1.80% due to trading gains (before commissions) and approximately 0.20% due to investment income.

Of the 2012 decrease of (1.78)% for Class D, approximately (3.78)% was due to brokerage fees, advisory fees, general partner fees, performance fees, offering costs and operating expenses borne by Class D, offset by approximately 1.80% due to trading gains (before commissions) and approximately 0.20% due to investment income.

An analysis of the 1.80% trading gain by sector for the year is as follows:

Sector	% Gain (Loss)
Commodities	(3.05)%
Currencies	(1.92)
Interest Rates	4.07
Stock Indices	2.70
1.80%

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

Broad reversals in every sector during October created difficult conditions for the managed futures industry, and the Fund was no exception. As the market began discounting the likelihood of another round of quantitative easing (QE), the S&P 500 Index reversed course, closing 1.9% lower after four consecutive positive months. Fixed income also declined significantly (yields rose) while the U.S. Dollar rallied against most major currencies and commodity markets moved lower. The uncertain political landscape in the U.S. along with better-than-expected unemployment data both contributed to the sudden unwinding of the QE trade.  Rather than any one sector or strategy sustaining outsized losses, the Fund’s October decline was caused by the cumulative impact of moderate declines across the portfolio.  By sector, commodities and fixed income were the biggest losers.  Metals and energies led commodity losses as the Fund came into the month net long those markets.  The Fund’s long fixed income position was down on both ends of the curve, and the Fund’s long equity position also sustained losses. The typically negatively correlated sectors of stocks and bonds exhibited some positive correlation in October, as they moved in tandem for much of the month. As a result, the Fund’s portfolio was hurt on both sides of the trade (ie. long stocks and long fixed income). Further losses came from foreign exchange trading as short positions in the U.S. Dollar vs. the Canadian Dollar and the Mexican Peso lost on better economic data.

Gains in currencies and fixed income led to a profitable November for the Fund.  Many markets priced in renewed expectations of continued quantitative easing (QE) from global central banks, only slightly reversing the pullback of the QE trade experienced in October.  Investors focused mainly on global political developments, particularly in the U.S. and Japan, which helped to reassure markets that QE programs will remain in place for some time.  The Fund continues to be generally long the QE trade and benefited from renewed confidence in global central banks.  The majority of gains in the currency sector came from a short Japanese Yen position, the Fund’s most profitable trade on the month, as the “funding currency” moved significantly lower on increased likelihood of monetary easing by the BOJ.  Additional gains were recorded in fixed income trading as weaker economic data in the Euro-zone and U.S. election results increased quantitative easing expectations and pushed prices higher.  Losses were recorded in equity index trading as the positive correlation characteristics with fixed income markets exhibited last month came down slightly.  Equity markets moved lower mid-month on concerns over the U.S. fiscal cliff and European sovereign debt, only to reverse course on expected political compromise and central bank support, ending the month in positive territory.  Additional losses were recorded in the commodities sector, as short positions in industrial metals and crude oil were hurt by improving economic data out of China and growing geopolitical risks in the Middle East.

During the month of December, the Fund profited in the Foreign Exchange, Equity, and Commodity sectors, and had losses in Interest Rates.  Several important developments, including the election results in Japan, a resolution (at least temporarily) of the fiscal cliff showdown in the U.S. and reduced European sovereign debt concerns, generally proved favorable to the Fund. The extension of established trends in a few key markets led to gains in medium and long-term trend following strategies.  Gains in Foreign Exchange were driven largely by the Fund’s short Japanese Yen position versus the U.S. Dollar, which profited as Liberal Democratic Party leader Shinzo Abe came to power and pledged to weaken the Yen in order to jumpstart the Japanese economy.  Additional gains were recorded in long global stock index positions primarily from Asian and European holdings.  Asian shares moved higher on the previously mentioned election of Shinzo Abe and the resulting weaker Japanese Yen; European shares also rose as Europe saw some stability of the sovereign debt situation when Greece secured additional bail-out funds and improved clarity around Italy’s political leadership changes. U.S. stock indices finished mixed, however, when the fiscal cliff compromise proved harder to achieve than previously expected and was a drag on U.S. shares in the second half of the month.  Commodities added small additional gains to the Fund with profits in grains, industrial metals, and softs more than offsetting losses from precious metals, meats, and energy positions.  The Interest Rate sector was the only unprofitable sector for the Fund.  A decline in most long-dated fixed income instruments hurt the Fund’s long positions as better-than-expected U.S. economic data, QE fatigue, a calming of European sovereign debt concerns, and the election of Abe in Japan all weighed on the sector.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2012, 2011 and 2010, and the trading gains (losses) by market category for the years ended December 31, 2012, 2011 and the period June 1, 2010 (commencement of trading) through December 31, 2010.

December 31, 2012
Market Sector	Value at Risk*	Trading Gain/(Loss)**
Commodities	0.54%	(3.05)%
Currencies	0.74%	(1.92)%
Interest Rates	1.06%	4.07%
Stock Indices	0.81%	2.70%

Aggregate/Total	1.33%	1.80%
*
— The VaR for a sector represents the one day downside risk for the aggregate exposures associated with this sector. The aggregate VaR represents the VaR of the Fund’s open positions across all market sectors, and is less than the sum of the VaRs for all such market sectors due to the diversification benefit across asset classes.

**	— Represents the gross trading for the Fund for the year ended December 31, 2012.

Of the 2012 decrease of (3.92)% for Class A, approximately (5.91)% was due to brokerage fees, advisory fees, general partner fees, performance fees, selling agent fees, offering costs and operating expenses borne by Class A, offset by approximately 1.80% due to trading gains (before commissions) and approximately 0.19% due to investment income.

Of the 2012 decrease of (3.72)% for Class B, approximately (5.81)% was due to brokerage fees, advisory fees, general partner fees, selling agent fees, offering costs and operating expenses borne by Class B, offset by approximately 1.80% due to trading gains (before commissions) and approximately 0.29% due to investment income.

Of the 2012 decrease of (2.40)% for Class C, approximately (4.40)% was due to brokerage fees, advisory fees, general partner fees, performance fees, offering costs and operating expenses borne by Class C, offset by approximately 1.80% due to trading gains (before commissions) and approximately 0.20% due to investment income.

Of the 2012 decrease of (1.78)% for Class D, approximately (3.78)% was due to brokerage fees, advisory fees, general partner fees, performance fees, offering costs and operating expenses borne by Class D, offset by approximately 1.80% due to trading gains (before commissions) and approximately 0.20% due to investment income.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2012, by market sector.

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

Agriculture

The Fund’s agriculture exposure is to the fluctuations in the price of wheat, corn, coffee, sugar, soy, hogs, cattle and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Australian Dollar, Japanese Yen, British Pounds and Euros. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually large).

Fixed Income Securities

The Fund’s primary market exposure in instruments (other than treasury positions described in the subsequent  section) held other than for trading is in its fixed income portfolio. The cash manager, Horizon, has authority to make  certain investments on behalf of the Fund. All securities purchases by the cash manager on behalf of the Fund will be held in Fund’s custody account at the custodian. The cash manager will use its best endeavors in the management of the assets of the Fund but provides no guarantee that any profit of interest will accrue to the Fund as a result of such management.

U.S. Treasury Bill Positions Held for Margin Purposes

The Fund also has market exposure in its U.S. Treasury Bill portfolio. The Fund holds U.S. Treasury Bills (interest bearing and credit risk-free) with maturities no longer than six months. Violent fluctuations in prevailing interest rates could cause minimal mark-to market losses on the Fund’s U.S. Treasury Bills, although substantially all of these short-term investment are held to maturity.

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

Item 8.  Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X appear beginning on Page 42 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6 — Selected Financial Data.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Campbell & Company, the general partner of the Fund, with the participation of the general partner’s chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, the chief executive officer and chief financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in the general partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarterly that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Management’s Annual Report on Internal Control over Financial Reporting

Campbell & Company, Inc. (“Campbell & Company”), the general partner of the Fund, is responsible for the management of the Fund. Management of Campbell & Company (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012. In making this assessment, Management used the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Fund’s internal control over financial reporting was effective.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The Registrant has no directors or executive officers. The Registrant has no employees. It is managed by Campbell & Company in its capacity as general partner. Campbell & Company has been registered as a commodity pool operator (CPO) since September 1982. Its main business address is 2850 Quarry Lake Drive, Baltimore, Maryland, 21209, (410) 413-2600. Campbell & Company’s directors and executive officers are as follows:

G. William Andrews, born in 1972, joined Campbell & Company in April 1997 and was appointed to the Board of Directors of Campbell & Company and as Chief Executive Officer of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Mr. Andrews is also, since November 2012, the Chief Executive Officer of The Campbell Multi-Strategy Trust, a registered investment company and Director of Campbell Financial Services, Inc., an SEC-registered broker-dealer and FINRA member.  Since March 2010, Mr. Andrews has served on the firm’s Investment Committee.  Mr. Andrews served as Co-Director of Research since November 2011 until October 2012; Chief Operating Officer from January 2010 to May 2012; Vice President: Director of Operations from April 2007 to January 2010; Vice President: Director of Research Operations from March 2006 to April 2007 and Research Assistant from March 2005 to February 2006.  He has also served as the Vice President and Chief Operating Officer of Campbell & Company Investment Adviser LLC and The Campbell Multi-Strategy Trust from March 2010 to June 2012.    Mr. Andrews holds an M.B.A. in Finance from Loyola College in Maryland and a Bachelor of Social Science from Waikato University, New Zealand. Mr. Andrews became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 21, 2006 and March 29, 2010, respectively.

D. Keith Campbell, born in 1942, has served as Chairman of the Board of Directors of Campbell & Company since it began operations in January 1972, was President until January 1994, and was Chief Executive Officer until January 1998. Mr. Campbell is the majority voting stockholder of Campbell & Company. Mr. Campbell has acted as a commodity trading advisor since January 1972 when, as general partner of the Campbell Fund, a limited partnership engaged in commodity futures trading, he assumed sole responsibility for trading decisions made on its behalf. Since then, he has applied various technical trading models to numerous discretionary futures trading accounts. Mr. Campbell is registered with the CFTC and NFA as a commodity pool operator. Mr. Campbell became listed as a Principal of Campbell & Company effective September 29, 1978 and as a NFA Associate Member and Associated Person effective September 29, 1997 and October 29, 1997, respectively. Mr. Campbell became listed as a Principal of Campbell & Company Investment Adviser LLC effective July 9, 2008. Mr. Campbell became listed as a Principal of his Commodity Pool Operator effective March 10, 1975.

Gregory T. Donovan, born in 1972, joined Campbell & Company in October 2006 and has served as Chief Financial Officer and Treasurer since July 2008. Mr. Donovan is also, since April 2007, the Chief Financial Officer, Treasurer and Assistant Secretary of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser and The Campbell Multi-Strategy Trust, a registered investment company. Since October 2009 he has also served as the Vice President, Chief Financial Officer and Treasurer of Campbell Financial Services, Inc., an SEC registered broker-dealer and FINRA member; and as Treasurer of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas, which invests in international investment opportunities; since May 2010. Mr. Donovan formerly served as the Senior Vice President of Accounting and Finance from October 2006 to July 2008. From November 2003 to October 2006, Mr. Donovan was employed by Huron Consulting Services, a management consulting firm, serving as Director in the Financial and Economic Consulting Practice. Mr. Donovan is a C.P.A. and has a B.S. in Business Administration with concentrations in Accounting and Management from Castleton State College and holds a M.S. in Finance from the University of Baltimore. Mr. Donovan became listed as a Principal of Campbell & Company effective May 9, 2007 and registered as a NFA Associate Member and Associated Person effective July 2, 2007 and July 5, 2007, respectively. Mr. Donovan became listed as a Principal of Campbell & Company Investment Adviser LLC effective May 16, 2007.

Michael S. Harris, born in 1975, has been employed by Campbell & Company since July 2000, and was appointed to the Board of Directors of Campbell & Company and as President of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Mr. Harris has also been appointed, since November 2012, as President of The Campbell Multi-Strategy Trust, a registered investment company, and as Director of Campbell Financial Services, Inc., an SEC- registered broker-dealer FINRA member. Since March 2010, Mr. Harris has served on the firm’s Investment Committee. Mr. Harris served as Vice President and Director of Trading since June 2006 to October 2012 and as Deputy Manager of Trading from September 2004 to May 2012. Mr. Harris holds a B.A. in Economics and Japanese Studies from Gettysburg College. He also spent time studying abroad at Kansai Gaidai University in Osaka, Japan. Mr. Harris became registered as a NFA Associated Member and Associated Person effective August 19, 2000 and September 21, 2000, respectively; and listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective June 15, 2006 and November 13, 2012, respectively.

Dr. Xiaohua Hu, born in 1963, joined Campbell & Company in April 1994 and was appointed as Director of Research of both Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, in November 2012. Dr. Hu formerly served as the Co-Director of Research from November 2011 to October 2012. Since he joined the firm Dr. Hu has had a major role in the ongoing research and development of Campbell & Company’s trading systems. In March 2010, Dr. Hu was appointed to the firm’s Investment Committee.  As Director of Research he is responsible for the management of the research and investment process at the firm.  Dr. Hu holds a B.A. in Manufacturing Engineering from Changsha Institute of Technology in China. He went on to receive a Ph.D. in Systems and Information Engineering from the Toyohashi University of Technology, in Japan. During his studies at Toyohashi, Dr. Hu was also a Visiting Researcher in Computer Science and Operations Research and published several refereed papers in the Journal of Society of Instrument and Control Engineers of Japan. Dr. Hu was listed as a Principal of Campbell & Company from February 1998 to December 2001. Dr. Hu again became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective April 7, 2010 and November 14, 2012 respectively.

Thomas P. Lloyd, born in 1959, joined Campbell & Company in September 2005 as General Counsel and Executive Vice President-Legal and Compliance. In this capacity, he is involved in all aspects of legal affairs, compliance and regulatory oversight. Since April 2007, Mr. Lloyd has also overseen Campbell & Company’s fund administration function. Mr. Lloyd was appointed Secretary of Campbell & Company in October 2011 and as Director of the Board of Directors in November 2012.  Mr. Lloyd is also, since September 2005, the Secretary, Chief Compliance Officer and Assistant Treasurer of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company, and since May 2010, as Secretary of Campbell & Company International Bahamas Limited, an international business company incorporated in The Bahamas which invests in international investment opportunities. Since October 2009, Mr. Lloyd has served as a Director, Vice President, Chief Compliance Officer and Secretary and since November 2012 he was appointed President of Campbell Financial Services, Inc., an SEC- registered broker-dealer and FINRA member. From July 1999 to September 2005, Mr. Lloyd was employed by Deutsche Bank Securities Inc. ("DBSI"), a broker/dealer subsidiary of a global investment bank, in several positions, including Managing Director and head of the legal group for Deutsche Bank Alex. Brown, the Private Client Division of DBSI. Mr. Lloyd holds a B.A. in Economics from the University of Maryland, and a J.D. from the University of Baltimore School of Law. Mr. Lloyd is a member of the Bars of the State of Maryland and the United States Supreme Court. Mr. Lloyd became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective October 20, 2005 and December 12, 2005, respectively. Mr. Lloyd became registered as an Associated Person and NFA Associate Member of Campbell & Company effective August 30, 2010.

Robert W. McBride, born in 1970, has been employed by Campbell & Company since January 2004 and was appointed Chief Technology Officer, formerly known as Director - Software Development and Research Operations, of Campbell & Company and Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser since May 2010 and November 2012 respectively. He formerly served as Director Research Operations and Trade Operations from January 2010 to May 2010, Research Operations - Code Management Manager from March 2006 to January 2010, and Research Programmer from January 2004 to March 2006. Mr. McBride holds a Master's of Science in Computer Science from South Dakota Schools of Mines and Technology and a Bachelor of Science in Computer Science from Minnesota State University Mankato. Mr. McBride became listed as a Principal of Campbell & Company and Campbell & Company Investment Adviser LLC effective May 25, 2010 and November 14, 2012, respectively.

Tracy Wills-Zapata, born in 1971, joined Campbell & Company in February 2006 and has served as Managing Director – Business Development since January 2007 and was Managing Director of Institutional Business Development from February 2006 to January 2007. Ms. Wills-Zapata is also, since December 2008, Vice President of both Campbell & Company Investment Adviser LLC, a wholly-owned subsidiary of Campbell & Company, a registered commodity trading advisor and an SEC registered investment adviser, and The Campbell Multi-Strategy Trust, a registered investment company. Since October 2009, Ms. Wills-Zapata has served as a Director and Vice President of Campbell Financial Services, Inc., a registered broker-dealer with the SEC and FINRA member, and in this capacity, Ms. Wills-Zapata oversees the marketing activities of the firm. Ms. Wills-Zapata is currently a member of the Board of Directors and a Member of the Executive Committee for the Managed Funds Association. Ms. Wills-Zapata became registered with the NFA as an Associate Member and Associated Person effective March 27, 2006 and listed as a Principal of Campbell & Company effective July 21, 2008. Ms. Wills-Zapata became listed as a Principal and registered as a NFA Associated Person a NFA Associate Member of Campbell & Company Investment Adviser LLC effective February 18, 2009.

There has never been a material administrative, civil or criminal action brought against Campbell & Company or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Registrant’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

No individual is named as the “audit committee expert’ because no member of the Audit Committee (“Committee”) individually meets all five qualifications in the SEC definition of an "audit committee financial expert"; however, management has determined that the members of the Committee collectively possess the attributes necessary to perform this function.

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

All Classes of the Fund will pay Campbell & Company a monthly advisory fee at the annual rate of 2% of the net asset value of the respective Class, prior to any accrual for or payment of any advisory fee, performance fee, redemption or subscription during said month. These fees are paid in arrears based on the net asset value of the respective Class as of the end of each month. These fees are paid out of and reduce the net assets attributable to each Class of Units. In addition, all Classes of the Fund will pay Campbell & Company a quarterly performance fee equal to 20% aggregate cumulative appreciation in the respective Class’s net asset value per Unit, if any. The performance fee is not subject to any clawback provisions. The advisory fee and performance fee are typically paid in the month following the month in which they are earned. The advisory fee and performance fee are paid from the available cash at the Fund’s bank, broker or cash management accounts.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. As of December 31, 2012, no Units of Limited Partnership are owned or held by an officer of Campbell & Company.

(b)
Security Ownership of Management. As of December 31, 2012, Campbell & Company owned 437.174 Units of General Partnership Interest in Class A having a value of $460,589 and 423.574 Units of General Partnership Interest in Class C having a value of $466,109. The amounts are summarized in the table below:

Amount and Nature
	Name of General	of General
Title of Class	Partner	Partnership	Percentage of Class
Units of Limited Partnership Interest in Class A	Campbell & Company, Inc.	437.174 Units	5.29 % of Units outstanding

Units of Limited Partnership Interest in Class C	Campbell & Company, Inc.	423.574 Units	4.87 % of Units outstanding

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

See Item 11 – Executive Compensation and Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Item 14.  Principal Accounting Fees and Services.

The principal accountant for the years ended December 31, 2012 and 2011 was Deloitte & Touche LLP.

(a)
Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filings for the years ended December 31, 2012 and 2011 were $54,113 and $51,000, respectively.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report:
	(1)	See Financial Statements beginning on page 42 thereof.

	(2)	Schedules:

Financial statement schedules have been omitted because they are not included in the financial statements or notes hereto applicable or because equivalent information has been included in the financial statements or notes thereto.

	(3)	Exhibits

Exhibit Number	Description of Document

3.01	Amended Certificate of Limited Partnership (1)

3.02	Third Amended and Restated Agreement of Limited Partnership (included to the Prospectus as Exhibit A) (2)

4.01	Limited Partner Privacy Notice (as included in the Prospectus) (2)

10.01	Advisory Agreement between Campbell Global Trend Fund, L.P. and Campbell & Company, Inc. (3)

10.02	Subscription Agreement and Power of Attorney (as included in the Prospectus) (2)

10.03	Non-Custody Investment Advisory Agreement with Horizon Cash management L.L.C., as cash manager.

31.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01	Certification of G. William Andrews, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02	Certification of Gregory T. Donovan, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

101.01
Interactive data file pursuant to Rule 405 of Regulation S-T: (i) Condensed Schedules of Investments December 31, 2012 and 2011, (ii) Statements of Financial Condition December 31, 2012 and 2011, (iii) Statements of Operations For the Years Ended December 31, 2012, 2011 and 2010, (iv) Statements of Cash Flows For the Years Ended December 31, 2012, 2011 and 2010, (v) Statements of Changes in Partners’ Capital (Net Asset Value) For the Years Ended December 31, 2012, 2011 and 2010, (vi) Financial Highlights For the Years Ended December 31, 2012, 2011 and 2010, (vii) Notes to Financial Statements, tagged as blocks of text.

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

(3) Previously filed as an exhibit to Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 on September 6, 2012 and incorporated herein by reference.

(4) Previously filed as an exhibit to Post-Effective Amendment No. 5 to the Registration Statement on Form S-1 on September 13, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2013.

CAMPBELL GLOBAL TREND FUND, L.P.
By:	CAMPBELL & COMPANY, INC.
General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., the General Partner of the Registrant, indicated on April 1, 2013.

Signature	Capacity

/s/ D. Keith Campbell	Chairman of the Board of Directors
D. Keith Campbell

/s/ G. William Andrews	Director and Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	Director and President
Michael S. Harris

/s/ Thomas P. Lloyd	Director and General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

CAMPBELL GLOBAL TREND FUND, L.P.

ANNUAL REPORT
December 31, 2012

CAMPBELL GLOBAL TREND FUND, L.P.

INDEX

PAGES

Report of Independent Registered Public Accounting Firm	44

Financial Statements

Condensed Schedules of Investments as of December 31, 2012 and 2011	45-47

Statements of Financial Condition as of December 31, 2012 and 2011	48

Statements of Operations for the Years Ended December 31, 2012, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	49

Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	50

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2012, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	51-53

Financial Highlights for the Years Ended December 31, 2012, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	54-57

Notes to Financial Statements	58-66

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Campbell Global Trend Fund, L.P.

We have audited the accompanying statements of financial condition of Campbell Global Trend Fund, L.P. (the “Fund”), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, cash flows, changes in partners’ capital (net asset value) and financial highlights for the years ended December 31, 2012 and December 31, 2011, and for the period April 6, 2010 (inception) through December 31, 2010. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Global Trend Fund, L.P. as of December 31, 2011 and 2010, the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for the years ended December 31, 2012 and December 31, 2011, and for the period April 6, 2010 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the financial statements, the Fund will cease the Trust offering, effective April 30, 2013. The Fund will remain operational for existing investors, however, shares of the Fund may no longer be offered to new or existing investors.  Management anticipates that the Fund will wrap up operations on or before December 31, 2013.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 29, 2013

CAMPBELL GLOBAL TREND FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value

	Bank Deposits
	Finland	$499,826	2.51%
	Financials (cost $499,892)

	Commercial Paper
	United States
	Energy	$1,249,812	6.26%
	Financials	$1,904,454	9.55%
	Industrials	$333,993	1.67%
	Materials	$624,952	3.13%
	Telecommunication Services	$624,849	3.13%
	Utilities	$599,964	3.01%
	Total Commercial Paper (cost $5,337,080)	$5,338,024	26.75%

	Corporate Bonds
	United States
	Financials	$5,507,106	27.60%
	Utilities	$625,077	3.13%
	Total Corporate Bonds (cost $6,132,056)	$6,132,183	30.73%

	Government and Agency Obligations
	Multi-National
	Multi-National Agency
	Multi-National Government Agency (cost $490,405)	$490,000	2.46%
	United States
	U.S. Treasury Bills
	U.S. Treasury Bills*
$1,000,000	Due 03/28/2013 (cost $999,821)	$999,888	5.01%

	Total Government and Agency Obligations (cost $1,490,226)	$1,489,888	7.47%

	Total Fixed Income Securities (cost $13,459,254)	$13,459,921	67.46%

SHORT TERM INVESTMENTS

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value

	Money Market Funds
	United States	$775,249	3.89%
	Money Market Funds (cost $775,249)
	Total Short Term Investments (cost $775,249)	$775,249	3.89%

*	Pledged as collateral for the trading of forward positions.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2012

LONG FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$(6,550)	(0.04)%
Energy	$3,574	0.02%
Metals	$(10,399)	(0.05)%
Stock indices	$119,610	0.60%
Short-term interest rates	$(23,932)	(0.12)%
Long-term interest rates	$39,687	0.20%
Net unrealized gain (loss) on long futures contracts	$121,990	0.61%

SHORT FUTURES CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Agriculture	$137,313	0.69%
Energy	$(16,529)	(0.08)%
Metals	$7,211	0.04%
Stock indices	$(7,825)	(0.04)%
Long-term interest rates	$(3,074)	(0.02)%
Net unrealized gain (loss) on short futures contracts	$117,096	0.59%

Net unrealized gain (loss) on open futures contracts	$239,086	1.20%

FORWARD CURRENCY CONTRACTS
Description	Fair Values ($)	% of Net Asset Value
Various long forward currency contracts	$99,044	0.50%
Various short forward currency contracts	$351,745	1.76%
Net unrealized gain (loss) on open forward currency contracts	$450,789	2.26%

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
CONDENSED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2011

FIXED INCOME SECURITIES

Maturity Face Value	Description	Fair Values ($)	% of Net Asset Value
		Government And Agency Obligations
		United States
$650,000	U.S. Treasury Bills U.S. Treasury Bills* Due 02/02/2012 (cost $650,000)	$650,000	3.61%

	Total Fixed Income Securities (cost $650,000)	$650,000	3.61%

LONG FUTURES CONTRACTS
	Description	Fair Values ($)	% of Net Asset Value
	Energy	$(5,321)	(0.03)%
	Metals	$12,412	0.07%
	Stock indices	$58,715	0.33%
	Short-term interest rates	$25,957	0.14%
	Long-term interest rates	$350,495	1.95%
	Net unrealized gain (loss) on long futures contracts	$442,258	2.46%

SHORT FUTURES CONTRACTS
	Description	Fair Values ($)	% of Net Asset Value
	Agriculture	$(117,301)	(0.65)%
	Energy	$49,652	0.27%
	Metals	$89,729	0.50%
	Stock indices	$21,537	0.12%
	Short-term interest rates	$(475)	0.00%
	Net unrealized gain (loss) on short futures contracts	$43,142	0.24%

	Net unrealized gain (loss) on open futures contracts	$485,400	2.70%

FORWARD CURRENCY CONTRACTS
	Description	Fair Values ($)	% of Net Asset Value
	Various long forward currency contracts	$6,402	0.04%
	Various short forward currency contracts	$448,857	2.49%
	Total forward currency contracts	$455,259	2.53%

*	Pledged as collateral for the trading of forward positions.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Equity in futures broker trading accounts
Cash	$906,749	$14,218,326
Restricted cash	2,425,826	1,887,062
Net unrealized gain (loss) on open futures contracts	239,086	485,400
Total equity in futures broker trading accounts	3,571,661	16,590,788

Cash	1,690,016	377,929
Short term investments	775,249	0
Fixed income securities (cost $13,459,254 and $650,000, respectively)	13,459,921	650,000
Net unrealized gain (loss) on open forward currency contracts	450,789	455,259
Interest receivable	67,212	218
Prepaid expenses	13,045	8,430
Other assets	28,089	6,947
Total assets	$20,055,982	$18,089,571

LIABILITIES
Accounts payable	$42,230	$21,807
Advisory fee	33,224	29,812
General partner fee	0	14,905
Broker-dealer custodial fee	3,813	3,593
Sales fee	13,804	13,797
Accrued commissions and other trading fees on open contracts	2,663	2,107
Offering costs payable	8,306	7,453
Total liabilities	104,040	93,474

PARTNERS’ CAPITAL (Net Asset Value)

Class A Units - Redeemable
General Partner - 437.174 and 7,500.072 units outstanding at December 31, 2012 and December 31, 2011, respectively	460,589	8,223,979
Limited Partners - 7,830.252 and 326.005 units outstanding at December 31, 2012 and December 31, 2011, respectively	8,249,665	357,462

Class B Units - Redeemable
Limited Partners - 1,117.142 and 237.712 units outstanding at December 31, 2012 and December 31, 2011, respectively	1,013,689	224,041

Class C Units - Redeemable
General Partner - 423.574 and 7,500.072 units outstanding at December 31, 2012 and December 31, 2011, respectively	466,109	8,456,406
Limited Partners - 8,278.024 and 172.262 units outstanding at December 31, 2012 and December 31, 2011, respectively	9,109,331	194,224

Class D Units - Redeemable
Limited Partners - 692.093 and 562.483 units outstanding at December 31, 2012 and December 31, 2011, respectively	652,559	539,985
Total partners’ capital (Net Asset Value)	19,951,942	17,996,097

Total liabilities and partners’ capital (Net Asset Value)	$20,055,982	$18,089,571

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	2012	2011	2010(1)
TRADING GAINS (LOSSES)
Futures trading gains (losses)
Realized	$966,791	$767,251	$2,037,922
Change in unrealized	(246,314)	245,260	240,140
Brokerage commissions	(87,352)	(59,592)	(28,867)
Net gain (loss) from futures trading	633,125	952,919	2,249,195

Forward currency trading gains (losses)
Realized	(409,068)	(405,484)	246,841
Change in unrealized	(4,470)	155,461	299,798
Brokerage commissions	(5,184)	(2,920)	(763)
Net gain (loss) from forward currency trading	(418,722)	(252,943)	545,876

Total net trading gain (loss)	214,403	699,976	2,795,071

NET INVESTMENT INCOME (LOSS)
Investment income
Interest income	36,790	8,271	6,221
Realized gain (loss) on fixed income securities	1,209	0	0
Change in unrealized gain (loss on fixed income securities	667	0	0
Total investment income	38,666	8,271	6,221

Expenses
Advisory fee	392,207	348,223	186,055
General partner fee	47,479	174,110	93,028
Sales fee	186,032	163,831	87,567
Broker-dealer custodial fee	45,979	42,461	23,237
Performance fee	37,865	2,941	462,947
Operating expenses	107,065	86,508	44,564
Organizational expenses	0	0	10,184

Total expenses	816,627	818,074	907,582

Net investment income (loss)	(777,961)	(809,803)	(901,361)

NET INCOME (LOSS)	$(563,558)	$(109,827)	$1,893,710

NET INCOME (LOSS) PER GENERAL PARTNER AND LIMITED PARTNER UNIT
(based on weighted average number of units outstanding during the period)
Class A	$(38.21)	$(16.36)	$121.18
Class B(2)	$(45.26)	$(86.18)	N/A
Class C	$(26.29)	$4.65	$131.12
Class D(2)	$(23.87)	$(49.18)	N/A

INCREASE (DECREASE) IN NET ASSET VALUE PER GENERAL PARTNER AND OTHER UNITHOLDERS UNIT
Class A	$(42.96)	$(22.25)	$118.77
Class B(2)	$(35.10)	$(57.51)	N/A
Class C	$(27.09)	$(1.13)	$128.64
Class D(2)	$(17.12)	$(40.00)	N/A
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING DURING THE PERIOD
Class A	8,031.211	7,661.684	7,505.460
Class B(2)	457.771	69.204	N/A
Class C	8,356.701	7,571.666	7,506.065
Class D(2)	683.181	280.005	N/A

(1)	The amounts shown are for the period June 1, 2010 (commencement of trading) through December 31, 2010.
(2)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, the information shown is for the period May 1 through December 31, 2011. No information is provided for the period April 6, 2010 (inception) through December 31, 2010.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	2012	2011	2010
Cash flows from (for) operating activities
Net income (loss)	$(563,558)	$(109,827)	$1,893,710
Adjustments to reconcile net income (loss) to net cash from (for) operating activities
Net change in unrealized on futures, forwards and fixed income	250,117	(400,721)	(539,938)
(Increase) decrease in restricted cash	(538,764)	(788,979)	(1,098,083)
(Increase) decrease in interest receivable	(66,994)	1,661	(1,879)
(Increase) decrease in prepaid expenses	(4,615)	(8,430)	0
(Increase) decrease in other assets	(21,142)	55,786	(62,733)
Increase (decrease) in accounts payable and accrued expenses	9,713	(214,343)	300,364
Purchases of investments	(315,014,309)	(650,000)	0
Sales/maturities of investments	301,429,806	0	0
Net cash from (for) operating activities	(14,519,746)	(2,114,853)	491,441

Cash flows from (for) financing activities
Addition of units	3,001,281	1,295,455	15,042,144
Redemption of units	(383,827)	0	(2,000)
Offering costs paid	(97,198)	(86,757)	(29,175)
Net cash from (for) financing activities	2,520,256	1,208,698	15,010,969

Net increase (decrease) in cash	(11,999,490)	(906,155)	15,502,410

Unrestricted Cash
Beginning of period	14,596,255	15,502,410	0

End of period	$2,596,765	$14,596,255	$15,502,410

End of period cash consists of:
Cash in futures broker trading accounts	$906,749	$14,218,326	$14,365,334
Cash	1,690,016	377,929	1,137,076

Total end of period cash	$2,596,765	$14,596,255	$15,502,410

Supplemental Non-Cash Financing Activities
Non-Cash transfers of General Partner Class A and Class C units to a related Limited Partner	$15,941,083	$0	$0

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	Partners’ Capital - Class A(1)
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at April 6, 2010	1.000	$1,000	0.000	$0	1.000	$1,000

Net income (loss)		908,848		651		909,499
Additions	7,500.072	7,500,072	13.975	15,000	7,514.047	7,515,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Offering costs		(18,085)		(17)		(18,102)
Balances at December 31, 2010	7,500.072	8,390,835	13.975	15,634	7,514.047	8,406,469

Net income (loss)		(124,917)		(397)		(125,314)
Additions	0.000	0	312.030	343,126	312.030	343,126
Offering costs		(41,939)		(901)		(42,840)
Balances at December 31, 2011	7,500.072	$8,223,979	326.005	$357,462	7,826.077	$8,581,441

Net income (loss)		88,217		(395,051)		(306,834)
Additions	0.000	0	534.747	587,819	534.747	587,819
Transfers In	0.000	0	7,062.898	7,829,081	7,062.898	7,829,081
Transfers Out	(7,062.898)	(7,829,081)	0.000	0	(7,062.898)	(7,829,081)
Redemptions	0.000	0	(93.398)	(107,582)	(93.398)	(107,582)
Offering costs		(22,526)		(22,064)		(44,590)
Balances at December 31, 2012	437.174	$460,589	7,830.252	$8,249,665	8,267.426	$8,710,254

Net Asset Value per General and Limited Partners’ Unit - Class A

December 31, 2012	December 31, 2011	December 31, 2010

$1,053.56	$1,096.52	$1,118.77

(1)	Class A Units commenced trading on June 1, 2010.
See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	Partners’ Capital - Class C(1)
	General Partner		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount
Balances at April 6, 2010	1.000	$1,000	0.000	$0	1.000	$1,000

Net income (loss)		982,994		1,217		984,211
Additions	7,500.072	7,500,072	23.212	25,000	7,523.284	7,525,072
Redemptions	(1.000)	(1,000)	0.000	0	(1.000)	(1,000)
Offering costs		(18,208)		(20)		(18,228)
Balances at December 31, 2010	7,500.072	8,464,858	23.212	26,197	7,523.284	8,491,055

Net income (loss)		34,245		976		35,221
Additions	0.000	0	149.050	167,456	149.050	167,456
Offering costs		(42,697)		(405)		(43,102)
Balances at December 31, 2011	7,500.072	8,456,406	172.262	194,224	7,672.334	8,650,630

Net income (loss)		144,886		(364,584)		(219,698)
Additions	0.000	0	1,060.618	1,230,184	1,060.618	1,230,184
Transfers In	0.000	0	7,076.498	8,112,002	7,076.498	8,112,002
Transfers Out	(7,076.498)	(8,112,002)	0.000	0	(7,076.498)	(8,112,002)
Redemptions	0.000	0	(31.354)	(37,708)	(31.354)	(37,708)
Offering costs		(23,181)		(24,787)		(47,968)
Balances at December 31, 2012	423.574	$466,109	8,278.024	$9,109,331	8,701.598	$9,575,440

Net Asset Value per General and Limited Partners’ Unit - Class C

December 31, 2012	December 31, 2011	December 31, 2010

$1,100.42	$1,127.51	$1,128.64

(1)	Class C Units commenced trading on June 1, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND
THE PERIOD APRIL 6, 2010 (INCEPTION) THROUGH DECEMBER 31, 2010

	Partners’ Capital - Class B(1)
	Limited Partners
	Units	Amount
Balances at December 31, 2010	0.000	$0

Net income (loss)		(5,964)
Additions	237.712	230,221
Offering Costs		(216)
Balances at December 31, 2011	237.712	$224,041

Net income (loss)		(20,718)
Additions	889.089	820,958
Redemptions	(9.659)	(8,452)
Offering costs		(2,140)
Balances at December 31, 2012	1,117.142	$1,013,689

Net Asset Value per General and Limited Partners’ Unit - Class B

December 31, 2012	December 31, 2011	May 1, 2011

$907.39	$942.49	$1,000.00

	Partners’ Capital - Class D(1)
	Limited Partners
	Units	Amount
Balances at December 31, 2010	0.000	$0

Net income (loss)		(13,770)
Additions	562.483	554,652
Offering costs		(897)
Balances at December 31, 2011	562.483	$539,985

Net income (loss)		(16,308)
Additions	369.611	362,320
Redemptions	(240.001)	(230,085)
Offering costs		(3,353)
Balances at December 31, 2012	692.093	$652,559

Net Asset Value per General and Limited Partners’ Unit - Class D

December 31, 2012	December 31, 2011	May 1, 2011

$942.88	$960.00	$1,000.00

(1)	Class B Units and Class D Units commenced trading on May 1, 2011; therefore, no information is presented for the period April 6, 2010 (inception) through December 31, 2010.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND
THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2010

The following information presents per unit operating performance data and other supplemental financial data for Class A for the years ended December 31, 2012, 2011 and the period June 1, 2010 (commencement of trading) through December 31, 2010. This information has been derived from information presented in the financial statements.

		Class A
	2012	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$1,096.52	$1,118.77	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	16.45	45.93	185.74
Net investment income (loss)(1)	(53.86)	(62.59)	(64.56)

Total net income (loss) from operations	(37.41)	(16.66)	121.18

Offering costs (1)	(5.55)	(5.59)	(2.41)

Net asset value per unit at end of period	$1,053.56	$1,096.52	$1,118.77

Total Return	(3.92) %	(1.99)%	11.88%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	5.06%	5.68%	5.81%
Performance fee	0.01%	0.00%	2.84%

Total expenses	5.07%	5.68%	8.65%

Net investment income (loss)(2,3)	(4.86) %	(5.63)%	(5.74)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND
THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2010

The following information presents per unit operating performance data and other supplemental financial data for Class B for the year ended December 31, 2012 and the period May 1, 2011 (commencement of trading) through December 31, 2011. This information has been derived from information presented in the financial statements.

		Class B(5)
	2012		2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$942.49		$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	11.16		(18.67)
Net investment income (loss)(1)	(41.59)		(35.72)

Total net income (loss) from operations	(30.43)		(54.39)

Offering costs (1)	(4.67)		(3.12)

Net asset value per unit at end of period	$907.39		$942.49

Total Return	(3.72)%		(5.75)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee(3)	4.73%		5.69%
Performance fee	0.00%		0.00%

Total expenses	4.73%		5.69%

Net investment income (loss)(2, 3)	(4.44)%		(5.66)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Annualized, for the period May 1, 2011 (commencement of trading) through December 31, 2011.
(4)	Represents the net asset value per Class B Unit at May 1, 2011 (commencement of trading).
(5)	The amounts shown are for the period May 1, 2011 (commencement of trading) through December 31, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEAR ENDED DECEMBER 31, 2012, 2011 AND
THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2011

The following information presents per unit operating performance data and other supplemental financial data for Class C for the years ended December 31, 2012, December 31, 2011 and the period June 1, 2010 (commencement of trading) through December 31, 2010. This information has been derived from information presented in the financial statements.

		Class C
	2012	2011	2010
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$1,127.51	$1,128.64	$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	15.60	47.02	186.60
Net investment income (loss)(1)	(36.95)	(42.46)	(55.53)

Total net income (loss) from operations	(21.35)	4.56	131.07

Offering costs (1)	(5.74)	(5.69)	(2.43)

Net asset value per unit at end of period	$1,100.42	$1,127.51	$1,128.64

Total Return	(2.40)%	(0.10)%	12.86%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	3.05%	3.77%	3.90%
Performance fee	0.38%	0.03%	3.06%

Total expenses	3.43%	3.80%	6.96%

Net investment income (loss)(2,3)	(2.85)%	(3.72)%	(3.84)%

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

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
FINANCIAL HIGHLIGHTS
FOR THE YEAR ENDED DECEMBER 31, 2012, 2011 AND
THE PERIOD JUNE 1, 2010 (Commencement of trading)
THROUGH DECEMBER 31, 2010

The following information presents per unit operating performance data and other supplemental financial data for Class D for the year December 31, 2012 and the period May 1, 2011 (commencement of trading) through December 31, 2011. This information has been derived from information presented in the financial statements.

		Class D(5)
	2012		2011
Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period(4)	$960.00		$1,000.00

Income (loss) from operations:
Total net trading gains (losses) (1)	13.50		(14.10)
Net investment income (loss)(1)	(25.71)		(22.70)

Total net income (loss) from operations	(12.21)		(36.80)

Offering costs (1)	(4.91)		(3.20)

Net asset value per unit at end of period	$942.88		$960.00

Total Return	(1.78)%		(4.00)%

Supplemental Data

Ratios to average net asset value:
Expenses prior to performance fee (3)	2.77%		3.56%
Performance fee	0.06%		0.00%

Total expenses	2.83%		3.56%

Net investment income (loss)(2,3)	(2.57)%		(3.54)%

Total returns are calculated based on the change in value of a unit during the period. An individual unitholder's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)	Net investment income (loss) per unit and offering costs per unit are calculated by dividing the net investment income (loss) and offering costs by the average number of units outstanding during the period. Total net trading gains (losses) is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
(2)	Excludes performance fee.
(3)	Annualized, for the period May 1, 2011 (commencement of trading) through December 31, 2011.
(4)	Represents the net asset value per Class D Unit at May 1, 2011 (commencement of trading).
(5)	The amounts shown are for the period May 1, 2011 (commencement of trading) through December 31, 2011.

See Accompanying Notes to Financial Statements.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

The Fund was initially comprised of two series - the Global Trend Series (USD) and the Global Trend Series (GLD). On April 6, 2010, the Fund was seeded with $1,000 each in Class A (USD), Class B (USD), Class C (USD), Class D (USD), Class A (GLD) and Class B (GLD). These amounts were redeemed before the Fund began trading on June 1, 2010. The Global Trend Series (GLD) did not commence trading. On March 18, 2011, the Fund filed a registration statement with the Securities and Exchange Commission (the “SEC”) to merge the Global Trend Series (GLD) into the Global Trend Series (USD). The registration became effective on May 2, 2011.

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

Investment transactions are accounted for on the trade date. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the Statements of Financial Condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 210-20, Offsetting - Balance Sheet. The fair value of futures (exchange-traded) contracts is based on the various futures exchanges, and reflects the settlement price for each contract as of the close on the last business day of the reporting period. The fair value of forward currency (non-exchange traded) contracts was extrapolated on a forward basis from the spot prices quoted as of 3:00 P.M. (E.T.) on the last business day of the reporting period.

The fixed income investments, other than U.S. Treasury bills, are held at the custodian and marked to market on the last business day of the reporting period using a third party vendor hierarchy of pricing providers who specialize in such markets.  The prices furnished by the providers consider the yield or price of bonds of comparable quality, coupon, maturity, and type, as well as prices quoted by dealers who make markets in such securities.  U.S. Treasury bills are held at the brokers or interbank market makers and are stated at cost plus accrued interest, which approximates fair value.  Premiums or discounts on fixed income securities are amortized and accreted for financial reporting purposes.

The short term investments represent cash held at the custodian and invested overnight in a money market account investing in high quality instruments.

For the purposes of both financial reporting and calculation of redemption value, Net Asset Value per unit is calculated by dividing Net Asset Value by the number of units outstanding.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

D. Fair Value

The Fund adopted the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The value of the Fund's exchange-traded futures contracts and short term investments fall into this category.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. This category includes forward currency contracts that the Fund values using models or other valuation methodologies derived from observable market data. This category also includes fixed income investments.

Level 3 inputs are unobservable inputs for an asset or liability (including the Fund's own assumptions used in determining the fair value of investments). Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2012 and 2011, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011.

	Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments
Short term investments	$775,249	$0	$0	$775,249
Fixed income securities	0	13,459,921	0	13,459,921
Other Financial Instruments
Exchange-traded futures contracts	239,086	0	0	239,086
Forward currency contracts	0	450,789	0	450,789
Total	$1,014,335	$13,910,710	$0	$14,925,045

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

	Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments
Fixed income securities	0	650,000	0	650,000
Other Financial Instruments
Exchange-traded futures contracts	485,400	0	0	485,400
Forward currency contracts	0	455,259	0	455,259
Total	$485,400	$1,105,259	$0	$1,590,659

There were no transfers to or from Level 1 to Level 2 for the years ended December 31, 2012 and 2011.

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

Management has continued to evaluate the application of ASC 740, Income Taxes, to the Fund, and has determined that no reserves for uncertain tax positions were required. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The 2010 through 2012 tax years generally remain subject to the examination by the U.S. federal and most state tax authorities.

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

If the Fund terminates prior to completion of payment of such amounts to Campbell & Company, Campbell & Company will not be entitled to any additional payments and the Fund will have no further obligation. Organizational costs will be charged to expense as incurred and offering costs will be charged directly to partners’ capital. At December 31, 2012 and 2011, the amount of unreimbursed offering costs incurred by Campbell & Company is $802,496 and $650,763, respectively.

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
DECEMBER 31, 2012

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"), which requires entities to disclose information about financial instruments and derivative instruments that have been offset or that are subject to enforceable master netting agreements, to enable users of its financial statements to evaluate the effect or potential effect of those agreements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset or subject to the arrangements. In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This update clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815.  ASU Nos. 2011-11 and 2013-01 are effective for interim and annual periods beginning on or after January 1, 2013.  The Fund is in the process of evaluating the disclosure requirements and any impact the new disclosures will have on its financial statements.

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

Note 4. CASH MANAGER AND CUSTODIAN

The Fund appointed Horizon Cash Management LLC as cash manager under the Investment Advisory Agreement dated January 7, 2011 to manage and control the liquid assets of the Fund. The cash manager is registered as an investment adviser with the SEC of the United States under the Investment Advisers Act of 1940.

The Fund has a custodial account at the Northern Trust Company (the "custodian") and has granted the cash manager authority to make certain investments on behalf of the Fund provided such investments are consistent with the investment guidelines created by the general partner. All securities purchased by the cash manager on behalf of the Fund will be held in its custody account at the custodian. The cash manager will have no beneficial or other interest in the securities and cash in such custody account.

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
DECEMBER 31, 2012

Note 6.  DEPOSITS WITH BROKER

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

Note 7.  DEPOSITS WITH INTERBANK MARKET MAKER

The Fund’s counterparty with regard to its forward currency transactions is the Royal Bank of Scotland PLC ("RBS"). The Fund has entered into an International Swap and Derivatives Association, Inc. agreement with RBS which governs these transactions. The credit ratings reported by the three major rating agencies for RBS were considered investment grade as of December 31, 2012. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with RBS. The Fund typically earns interest income on its assets deposited with RBS.

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

Note 9.  OPERATING EXPENSES

Operating expenses for each Class of Units in the Fund are restricted by the Amended Agreement of Limited Partnership to 0.50% per annum of the average month-end net asset value (as defined) of each Class of Units. Any operating expense which exceeds the 0.50% expense cap will be reimbursed by Campbell & Company. Actual operating expenses exceeded the cap for the years ended December 31, 2012 and 2011 by $10,899 and $1,817, respectively. This amount is due from Campbell & Company and is included in other assets on the Statements of Financial Condition as of December 31, 2012 and December 31, 2011. As of December 31, 2012, Campbell & Company has reimbursed the Fund for the operating expenses which exceeded the cap for the year ended December 31, 2011.

Note 10.  SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by Campbell & Company.

On June 30, 2012, the general partner transferred $15,941,083 of Class A and Class C units to a related limited partner.

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
DECEMBER 31, 2012

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

The amount of required margin and good faith deposits with the futures broker and interbank market makers usually range from 10% to 30% of Net Asset Value. The cash deposited with interbank market maker at December 31, 2012 and 2011 was $7,573 and $139,944, respectively, which equals 0% and 1% of Net Asset Value, respectively. These amounts are included in cash. Included in cash deposits with the futures broker and interbank market maker at December 31, 2012 and 2011 was restricted cash for margin requirements of $2,425,826 and $1,887,062, respectively, which equals 12% and 10% of Net Asset Value respectively.

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

For derivatives, risks arise from changes in the fair value of the contracts. Market movements result in frequent changes in the fair value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short. See Note 1. C. for an explanation of how the Fund determines its valuation for derivatives as well as the netting of derivatives. See Note 1. D. for an explanation of fair value and disclosure of the Fund’s investments accounted for at fair value.

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

The fair value of the Fund's derivatives by instrument type, as well as the location of those instruments on the Statements of Financial Condition, as of December 31, 2012 and 2011 is as follows:

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$159,502	$(28,739)	$130,763
Energy Contracts	Net unrealized gain (loss) on open futures contracts	8,550	(21,505)	(12,955)
Metal Contracts	Net unrealized gain (loss) on open futures contracts	44,851	(48,039)	(3,188)
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	199,347	(87,562)	111,785
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	8,471	(32,403)	(23,932)
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	147,219	(110,606)	36,613
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	930,463	(479,674)	450,789
Totals		$1,498,403	$(808,528)	$689,875
* Derivatives not designated as hedging instruments under ASC 815

Type of Instrument *	Statements of Financial Condition Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Agriculture Contracts	Net unrealized gain (loss) on open futures contracts	$28,306	$(145,607)	$(117,301)
Energy Contracts	Net unrealized gain (loss) on open futures contracts	57,909	(13,578)	44,331
Metal Contracts	Net unrealized gain (loss) on open futures contracts	125,387	(23,246)	102,141
Stock Indices Contracts	Net unrealized gain (loss) on open futures contracts	84,653	(4,401)	80,252
Short-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	40,646	(15,164)	25,482
Long-Term Interest Rate Contracts	Net unrealized gain (loss) on open futures contracts	357,701	(7,206)	350,495
Forward Currency Contracts	Net unrealized gain (loss) on open forward currency contracts	705,298	(250,039)	455,259
Totals		$1,399,900	$(459,241)	$940,659
* Derivatives not designated as hedging instruments under ASC 815

The trading revenue of the Fund's derivatives by instrument type, as well as the location of those gains and losses on the Statements of Operations, for the years ended December 31, 2012, December 31, 2011 and the period April 6, 2010 (inception) through December 31, 2010 is as follows.

CAMPBELL GLOBAL TREND FUND, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

Type of Instrument	Trading Gains (Losses) for the Year Ended December 31, 2012	Trading Gains (Losses) for the Year Ended December 31, 2011	Trading Gains (Losses) for the Period April 6, 2010 (inception) through December 31, 2010**
Agriculture Contracts	$537,515	$(793,249)	$618,397
Energy Contracts	(446,427)	68,832	(200,005)
Metal Contracts	(696,736)	(478,811)	533,188
Stock Indices Contracts	527,049	(1,575,622)	469,767
Short-Term Interest Rate Contracts	596,881	781,969	166,690
Long-Term Interest Rate Contracts	229,158	3,029,229	691,487
Forward Currency Contracts	(413,538)	(250,023)	546,639
Total	$333,902	$782,325	$2,826,163

Line Item in the Statements of Operations	Trading Gains (Losses) for the Year Ended December 31, 2012	Trading Gains (Losses) for the Year Ended December 31, 2011	Trading Gains (Losses) for the Period April 6, 2010 (inception) through December 31, 2010**
Futures trading gains (losses):
Realized***	$993,754	$787,088	$2,039,384
Change in unrealized	(246,314)	245,260	240,140
Forward currency trading gains (losses):
Realized	(409,068)	(405,484)	246,841
Change in unrealized	(4,470)	155,461	299,798
Total	$333,902	$782,325	$2,826,163

**	The Fund began trading on June 1, 2010.
***	Amounts differ from the amounts on the Statements of Operations as the amounts above do not include gains and losses on foreign currency cash balances at the futures brokers.

For the years ended December 31, 2012 and 2011, and the period April 6, 2010 (inception) through December 31, 2010, the monthly average of futures contracts bought and sold was approximately 1,950, 1,300, and 650, respectively, and the monthly average of notional value of forward currency contracts was $113,200,000,  $62,425,000 and  $39,710,000, respectively.

Open contracts generally mature within twelve months; as of December 31, 2012, the latest maturity date for open futures contracts is September 2014 and the latest maturity date for open forward currency contracts is March 2013. However, the Fund intends to close all futures and forward currency contracts prior to maturity.

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
DECEMBER 31, 2012

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

Note 13.  SUBSEQUENT EVENTS

Management of the Fund has evaluated subsequent events through the date the financial statements were filed. Other than the following, there are no subsequent events to disclose or record in the financial statements. Effective April 30, 2013, the Fund will cease offering new units. The Fund will remain operational for existing investors. However, shares of the Fund may no longer be offered to new or existing investors.  It is anticipated that the Fund will wrap up operations on or before December 31, 2013.

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.01	Certification by Chief Executive Officer	E-2
31.02	Certification by Chief Financial Officer	E-3
32.01	Certification by Chief Executive Officer	E-4
32.02	Certification by Chief Financial Officer	E-5

E-1