Form 10-K/A
period 2012-12-31
Campbell Global Trend Fund, L.P.
filed 2013-05-03
CIK 1478220

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The Campbell Global Trend Fund L.P. (“the Fund”) is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the "SEC") on April 1, 2013 (the "Original Form 10-K"), to correct for a typographical error within the "Report of Independent Registered Public Accounting Firm" contained in Item 15.

Except as described above, no other changes have been made to the Original Form 10-K.

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The Following documents are filed as part of this report on Form 10-K/A:
	(1)	See Financial Statements beginning on page 4 thereof.

	(2)	Schedules:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2013.

CAMPBELL GLOBAL TREND FUND, L.P.
By:	CAMPBELL & COMPANY, INC.
General Partner

By:	/s/ G. William Andrews
G. William Andrews
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities of Campbell & Company, Inc., the General Partner of the Registrant, indicated on May 3, 2013.

Signature	Capacity

/s/ D. Keith Campbell	Chairman of the Board of Directors
D. Keith Campbell

/s/ G. William Andrews	Director and Chief Executive Officer
G. William Andrews

/s/ Michael S. Harris	Director and President
Michael S. Harris

/s/ Thomas P. Lloyd	Director and General Counsel
Thomas P. Lloyd

/s/ Gregory T. Donovan	Chief Financial Officer, Principal Accounting Officer
Gregory T. Donovan

CAMPBELL GLOBAL TREND FUND, L.P.

ANNUAL REPORT
December 31, 2012

CAMPBELL GLOBAL TREND FUND, L.P.

INDEX

PAGES

Report of Independent Registered Public Accounting Firm	6

Financial Statements

Condensed Schedules of Investments as of December 31, 2012 and 2011	7-9

Statements of Financial Condition as of December 31, 2012 and 2011	10

Statements of Operations for the Years Ended December 31, 2012, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	11

Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	12

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2012, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	13-15

Financial Highlights for the Years Ended December 31, 2012, 2011 and the Period April 6, 2010 (inception) through December 31, 2010	16-19

Notes to Financial Statements	20-28

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

In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Campbell Global Trend Fund, L.P. as of December 31, 2012 and 2011, the results of its operations, its cash flows, changes in its partners’ capital (net asset value) and the financial highlights for the years ended December 31, 2012 and December 31, 2011, and for the period April 6, 2010 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

E-1